Form 10QSB
period 1996-03-31
FIRST INDEPENDENCE CORP /DE/
filed 1996-05-14
CIK 908486

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                   ------------------------------------------
                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1996

                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                 to
                                  ----------------    ----------------

                         Commission File Number 0-22184

                         FIRST INDEPENDENCE CORPORATION
- - -------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

          Delaware                                 36-3899950
- - ----------------------------                   -----------------
(State or other jurisdiction                    (I.R.S. Employer
    of incorporation or                        Identification or
       organization)                                number)


               Myrtle & Sixth Streets, Independence, Kansas 67301
- - -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (316) 331-1660
- - -------------------------------------------------------------------------------
                          (issuer's telephone number)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day Yes /X/ No / /

   Transitional Small Business Disclosure Format (check one):

                                 Yes / / No /X/

   State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest date:

   As of May 14, 1996, there were 583,421 shares of the Registrant's common stock outstanding (including 13,095 shares of restricted stock).

                         FIRST INDEPENDENCE CORPORATION

                                     INDEX
                                     ------


PART I.  FINANCIAL INFORMATION (unaudited)                           PAGE NO.

Item 1.  Consolidated Condensed Financial Statements

         Consolidated Condensed Balance Sheets as of
         March 31, 1996 and September 30, 1995                           3

         Consolidated Condensed Statements of Earnings
         for the Three and Six Months Ended March 31,
         1996 and 1995                                                   4

         Consolidated Condensed Statement of Stockholders'
         Equity for the Year Ended September 30, 1995 and
         Six Months Ended March 31, 1996                                 5

         Consolidated Condensed Statements of Cash
         Flows for the Six Months Ended March 31,
         1996 and 1995                                                   6

         Notes to Consolidated Condensed Financial
         Statements                                                      7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                     10

PART II. OTHER INFORMATION                                              18

         Signature Page                                                 20

                         PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                      March 31,         September 30,
                                                                        1996                1995
                                                                    ------------        ------------
                                                                              (Unaudited)
ASSETS
- - ------
Cash and due from bank . . . . . . . . . . . . . . . . . . . . . .  $    170,957        $    369,632
Federal funds sold . . . . . . . . . . . . . . . . . . . . . . . .     1,000,000           1,300,000
Other interest-earning deposits. . . . . . . . . . . . . . . . . .       190,533             444,993
                                                                    ------------        ------------
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .     1,361,490           2,114,625
Investment securities held to maturity (fair value:
  March 31, 1996 - $2,000,240;
  September 30, 1995 - $1,006,840) . . . . . . . . . . . . . . . .     2,000,000           1,000,000
Investment securities available for sale . . . . . . . . . . . . .     5,258,705           6,524,956
Mortgage-backed securities held to maturity (fair value:
  March 31, 1996 - $27,829,408;
  September 30, 1995 - $28,416,954). . . . . . . . . . . . . . . .    27,904,016          28,593,826
Mortgage-backed securities available for sale. . . . . . . . . . .       749,341             832,700
Loans receivable, net. . . . . . . . . . . . . . . . . . . . . . .    61,791,212          60,369,956
Real estate acquired through foreclosure . . . . . . . . . . . . .           ---              62,020
Premises and equipment, net . . . . . . .. . . . . . . . . . . . .       770,376             663,463
Federal Home Loan Bank Stock, at cost. . . . . . . . . . . . . . .     1,072,700           1,040,000
Accrued interest receivable. . . . . . . . . . . . . . . . . . . .       643,373             618,438
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .        76,368              84,031
                                                                    ------------        ------------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .  $101,627,581        $101,904,015
                                                                    ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
- - -------------------------------------
Liabilities
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $72,907,356         $67,926,628
  Advances from borrowers for taxes and insurance. . . . . . . . .       672,470           1,242,941
  Checks issued in excess of cash items. . . . . . . . . . . . . .        18,566                 ---
  Advances from Federal Home Loan Bank . . . . . . . . . . . . . .    15,000,000          18,800,000
  Income taxes payable . . . . . . . . . . . . . . . . . . . . . .         9,468              36,855
  Other accrued expenses and liabilities . . . . . . . . . . . . .       174,384             297,656
                                                                    ------------        ------------
       Total liabilities . . . . . . . . . . . . . . . . . . . . .    88,782,244          88,304,080
Stockholders' equity
  Preferred stock, $.01 par value, 500,000
    shares authorized, none issued . . . . . . . . . . . . . . . .           ---                 ---
  Common stock, $.01 par value, 2,500,000 shares authorized,
    749,196 shares issued. . . . . . . . . . . . . . . . . . . . .         7,492               7,492
  Additional paid-in capital . . . . . . . . . . . . . . . . . . .     7,024,152           6,998,314
  Retained earnings - substantially restricted . . . . . . . . . .     8,870,310           8,358,681
  Unrealized gain on securities available for sale, net. . . . . .         8,504             176,580
  Treasury stock at cost, 165,775 shares at March 31, 1996
    and 104,852 shares at September 30, 1995 . . . . . . . . . . .    (2,628,704)         (1,446,524)
  Required contributions for shares acquired by ESOP . . . . . . .      (327,317)           (363,686)
  Unearned stock compensation - recognition and retention
    plan (RRP) . . . . . . . . . . . . . . . . . . . . . . . . . .      (109,100)           (130,922)
                                                                    ------------        ------------
      Total stockholders' equity . . . . . . . . . . . . . . . . .    12,845,337          13,599,935
                                                                    ------------        ------------
      Total liabilities and stockholders' equity . . . . . . . . .  $101,627,581        $101,904,015
                                                                    ============        ============

The accompanying notes are an integral part of these statements.

                         PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS


                                                                        Three Months Ended             Six Months Ended
                                                                           March 31,                        March 31,
                                                                      -------------------------    --------------------------
                                                                         1996           1995          1996             1995
                                                                      ----------     ----------     ----------     ----------
Interest income                                                              (Unaudited)                   (Unaudited)
  Loans receivable . . . . . . . . . . . . . . . .                    $1,267,380     $1,175,134     $2,534,299     $2,315,712
  Mortgage-backed securities   . . . . . . . . . .                       478,159        462,723        951,514        923,970
  Investment securities. . . . . . . . . . . . . .                       119,416         68,319        240,419        127,454
  Other. . . . . . . . . . . . . . . . . . . . . .                        58,971         27,354        114,732         53,522
                                                                      ----------     ----------     ----------     ----------
    Total interest income. . . . . . . . . . . . .                     1,923,926      1,733,530      3,840,964      3,420,658
                                                                      ----------     ----------     ----------     ----------
Interest expense
  Deposits . . . . . . . . . . . . . . . . . . . .                       927,268        662,806      1,822,472      1,285,740
  Borrowed funds . . . . . . . . . . . . . . . . .                       235,134        243,328        496,889        445,699
                                                                      ----------     ----------     ----------     ----------
    Total interest expense . . . . . . . . . . . .                     1,162,402        906,134      2,319,361      1,731,439
                                                                      ----------     ----------     ----------     ----------
Net interest income. . . . . . . . . . . . . . . .                       761,524        827,396      1,521,603      1,689,219
Provision for loan losses. . . . . . . . . . . . .                           ---            ---            ---            ---
                                                                      ----------     ----------     ----------     ----------
Net interest income after provision
  for loan losses. . . . . . . . . . . . . . . . .                       761,524        827,396      1,521,603      1,689,219
Other income
  Gain on sale of investments. . . . . . . . . . .                           ---            ---        250,945            ---
  Income from real estate operations . . . . . . .                       106,849         52,983         96,091         49,036
  Other income . . . . . . . . . . . . . . . . . .                        57,232         55,631        109,984         98,418
                                                                      ----------     ----------     ----------     ----------
    Total other income . . . . . . . . . . . . . .                       164,081        108,614        457,020        147,454
                                                                      ----------     ----------     ----------     ----------
General, administrative and other expense
  Employee compensation and benefits . . . . . . .                       275,745        237,572        547,924        498,505
  Occupancy and equipment. . . . . . . . . . . . .                        33,688         31,062         60,122         55,665
  Federal deposit insurance premiums . . . . . . .                        39,526         37,170         76,536         76,135
  Data processing fees . . . . . . . . . . . . . .                        38,920         35,131         70,022         64,387
  Other. . . . . . . . . . . . . . . . . . . . . .                       110,344        125,885        198,487        219,520
                                                                      ----------     ----------     ----------     ----------
    Total non-interest expenses. . . . . . . . . .                       498,223        466,820        953,091        914,212
                                                                      ----------     ----------     ----------     ----------
Earnings before income taxes . . . . . . . . . . .                       427,382        469,190      1,025,532        922,461
Income tax expense . . . . . . . . . . . . . . . .                       178,745        189,339        410,347        357,969
                                                                      ----------     ----------     ----------     ----------
Net earnings . . . . . . . . . . . . . . . . . . .                    $  248,637     $  279,851     $  615,185     $  564,492
                                                                      ==========     ==========     ==========     ==========
Earnings per common share - primary and fully
  diluted. . . . . . . . . . . . . . . . . . . . .                    $      .42     $      .43     $     1.01     $      .85
                                                                      ==========     ==========     ==========     ==========
Dividends per share. . . . . . . . . . . . . . . .                    $      .10     $     .075     $     .175     $     .125
                                                                      ==========     ==========     ==========     ==========

The accompanying notes are an integral part of these statements.

                         FIRST INDEPENDENCE CORPORATION
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                     For The Six Months Ended March 31, 1996
                        and Year Ended September 30, 1995
                                   (Unaudited)



                                                                         Unrealized              Required
                                                                          Gain on                Contribu-
                                                                         Securities              tion for    Unearned
                                                 Additional              Available                Shares       Stock
                                        Common    Paid-in     Retained   for Sale,    Treasury    Acquired     Compen-       Total
                                         Stock    Capital     Earnings      Net        Stock      by ESOP    sation-RRP     Equity
                                         -----    -------     --------      ---        -----      -------    ----------     ------
Balance at October 1, 1994 . . . . . .  $7,492  $6,967,859  $7,442,782  $    ---    $(456,518)  $(436,423)  $(174,566)  $13,350,626
Cash dividends of $.275 per share. . .     ---         ---    (170,767)      ---          ---         ---         ---      (170,767)
Purchase of 69,393 shares of
  treasury stock . . . . . . . . . . .     ---         ---         ---       ---   (1,015,256)        ---         ---    (1,015,256)
Amortization of unearned stock
  compensation . . . . . . . . . . . .     ---         ---         ---       ---          ---         ---      43,644        43,644
ESOP loan repayments . . . . . . . . .     ---         ---         ---       ---          ---      72,737         ---        72,737
Fair value adjustment on ESOP shares
  committed for release. . . . . . . .     ---      35,705         ---       ---          ---         ---         ---        35,705
Common stock options exercised . . . .     ---      (5,250)        ---       ---       25,250         ---         ---        20,000
Unrealized gain on securities
  available for sale upon adoption of
  SFAS No. 115 . . . . . . . . . . . .     ---         ---         ---    41,382          ---         ---         ---        41,382
Increase in unrealized gain on
  securities available for sale. . . .     ---         ---         ---   135,198          ---         ---         ---       135,198
Net earnings . . . . . . . . . . . . .     ---         ---   1,086,666       ---          ---         ---         ---     1,086,666
                                        ------  ----------  ---------- ---------   ----------   ---------    ---------  -----------
Balance at September 30, 1995. . . . .   7,492   6,998,314   8,358,681   176,580   (1,446,524)   (363,686)    (130,922)  13,599,935
Cash dividends of $.175 per share. . .     ---         ---    (103,556)      ---         ---         ---          ---      (103,556)
Purchase of 62,923 shares of
  treasury stock . . . . . . . . . . .     ---         ---         ---       ---   (1,207,430)        ---          ---   (1,207,430)
Amortization of unearned stock
  compensation . . . . . . . . . . . .     ---         ---         ---       ---          ---         ---       21,822       21,822
ESOP loan repayments . . . . . . . . .     ---         ---         ---       ---          ---      36,369          ---       36,369
Fair value adjustment on ESOP shares
  committed for release. . . . . . . .     ---      31,088         ---       ---          ---         ---          ---       31,088
Common stock options exercised . . . .     ---      (5,250)        ---       ---       25,250         ---          ---       20,000
Decrease in unrealized gain on
  securities available for sale. . . .     ---         ---         ---  (168,076)         ---         ---          ---     (168,076)
Net earnings . . . . . . . . . . . . .     ---         ---     615,185       ---          ---         ---          ---      615,185
                                        ------  ----------  ---------- ---------   ----------   ---------    ---------  -----------
Balance at March 31, 1996. . . . . . .  $7,492  $7,024,152  $8,870,310 $   8,504  $(2,628,704)  $(327,317)   $(109,100) $12,845,337
                                        ======  ==========  ========== =========  ===========   =========    =========  ===========

The accompanying notes are an integral part of these statements.

                          PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS




                                                                       Six Months Ended March 31,
                                                                     -----------------------------
                                                                        1996             1995
                                                                     -----------      -----------
                                                                             (Unaudited)
Cash flows from operating activities
  Net Earnings . . . . . . . . . . . . . . . . . . . . . . .         $   615,185      $   564,492
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
    Depreciation, amortization and accretion . . . . . . . .             111,040          138,449
    Increase in accrued interest receivable. . . . . . . . .             (24,935)         (28,989)
    Increase (decrease) in income taxes payable. . . . . . .              76,716          (56,785)
    Gain on sale of investments. . . . . . . . . . . . . . .            (250,945)             ---
    Gain on sale of real estate acquired through
      foreclosure. . . . . . . . . . . . . . . . . . . . . .            (111,619)         (47,293)
    Net change in other assets and other liabilities . . . .               5,360           (4,913)
                                                                      ----------       ----------
      Net cash provided by operating activities. . . . . . .             420,802          564,961
Cash flows from investing activities
    Proceeds from sales of investment securities . . . . . .             263,145              ---
    Proceeds from maturities of investment securities. . . .           1,000,000        1,000,000
    Proceeds from call of investment securities. . . . . . .           2,000,000              ---
    Purchase of investment securities. . . . . . . . . . . .          (3,008,824)      (1,931,307)
    Purchase of mortgage-backed securities . . . . . . . . .          (1,899,256)             ---
    Purchase of Federal Home Loan Bank Stock . . . . . . . .             (32,700)             ---
    Principal repayments on mortgage-backed securities . . .           2,610,109        1,459,454
    Net increase in loans. . . . . . . . . . . . . . . . . .          (1,348,775)      (1,539,630)
    Capital expenditures . . . . . . . . . . . . . . . . . .            (133,142)         (90,427)
    Proceeds from sale of real estate acquired through
      foreclosure. . . . . . . . . . . . . . . . . . . . . .              37,669          112,734
                                                                      ----------       ----------
      Net cash used in investing activities. . . . . . . . .            (511,774)        (989,176)
Cash flows from financing activities
    Net increase in deposits . . . . . . . . . . . . . . . .           4,980,728          402,059
    Net decrease in advances from borrowers
      for taxes and insurance. . . . . . . . . . . . . . . .            (570,471)        (484,050)
    Net increase in checks issued in excess of cash items. .              18,566              ---
    Stock options exercised. . . . . . . . . . . . . . . . .              20,000           10,000
    Advances from Federal Home Loan Bank . . . . . . . . . .           4,500,000        5,500,000
    Cash dividends paid. . . . . . . . . . . . . . . . . . .            (103,556)         (85,298)
    Purchase of treasury stock . . . . . . . . . . . . . . .          (1,207,430)        (550,743)
    Principal paid on FHLB advances. . . . . . . . . . . . .          (8,300,000)      (4,200,000)
                                                                      ----------       ----------
      Net cash provided by (used in) financing activities. .            (662,163)         591,968
                                                                      ----------       ----------
Net decrease in cash and cash equivalents. . . . . . . . . .            (753,135)         167,753
Cash and cash equivalents at beginning of period . . . . . .           2,114,625        1,414,920
                                                                      ----------       ----------
Cash and cash equivalents at end of period . . . . . . . . .          $1,361,490       $1,582,673
                                                                      ==========       ==========


The accompanying notes are an integral part of these statements.

                         FIRST INDEPENDENCE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)





(1)     Basis of Presentation

        The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

        In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial condition of First Independence Corporation as of March 31, 1996, and the results of operations and cash flows for all interim periods presented.

        Operating results for the three and six months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996.

(2)     Earnings Per Share of Common Stock

        Primary earnings per share is computed by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding. Stock options are considered common stock equivalents. Common shares and common share equivalents outstanding excludes unallocated and uncommitted shares held by the ESOP trust. Average weighted unallocated and uncommitted shares in the ESOP trust were 33,641 and 34,550 for the three and six months ended March 31, 1996 and 40,915 and 41,824 for the three and six months ended March 31, 1995, respectively.

(3)     Regulatory Capital Requirements

        Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), as implemented by rules promulgated by the Office of Thrift Supervision, savings institutions must meet three separate minimum capital-to-asset requirements. The table on the following page summarizes, as of March 31, 1996, the capital requirements applicable to First Federal Savings and Loan Association of Independence ("the Association") and its actual capital ratios. For purposes of calculating regulatory capital, adjustments required by Statement of Financial Accounting Standards No. 115 are not taken into account. As of March 31, 1996, the Association exceeded all current regulatory capital standards.

                                   Regulatory            Actual Capital
                              Capital Requirement      (Association Only)
                             -----------------------------------------------
                               Amount     Percent      Amount       Percent
                               ------     -------      ------       -------
                                           (Dollars in Thousands)
Risk-Based . . . . . . . .     $3,500       8.0%       $10,861       24.83%
Core Capital . . . . . .        2,996       3.0         10,312       10.32
Tangible Capital . . . . .      1,498       1.5         10,312       10.32

(4)     Recent Regulatory Developments

        The equity of the Association may be affected in the near future by the under capitalization of the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation (the "SAIF"). The SAIF's current reserve level is below the statutorily required reserve level of 1.25% of deposits. The Bank Insurance Fund ("BIF") is subject to the same reserve level and meets its statutory reserve requirement. In November 1995, the FDIC revised the premium schedule for BIF-insured associations to provide for a range of 0% to .27% of deposits (as compared to the current range of .23% to .31% of deposits for SAIF-insured institutions) with an annual statutory minimum payment of $2,000. As a result of the BIF reaching the required reserve ratio, the revised premium schedule took effect in January 1996.

        The FDIC action does not affect the premium rates currently applicable to SAIF members, such as the Association, which range from .23% to .31% of deposits depending on the institution's capital level and other factors. As a result, BIF members would generally pay lower premiums than SAIF members.

        Legislation currently under consideration in Congress to recapitalize the SAIF and avoid a disparity between SAIF and BIF assessments in its present form, would require each institution holding SAIF-assessable deposits to pay a one-time assessment of .80% to .90% of deposits held by such institutions at March 31, 1995, to bring the SAIF to the 1.25% statutory reserve level. Weak thrifts would be exempted from these changes and would continue to pay higher SAIF assessments through 1999.

        If the one-time special assessment in the proposal is enacted into law, the Association would be required to pay an additional assessment of approximately $591,000 (based upon deposits at March 31, 1995 as currently proposed), which, after consideration of an assumed income tax benefit, will reduce equity and earnings by approximately $366,000. Accordingly, this special assessment would significantly increase non-interest expense. Conversely, depending upon the Association's capital level and supervisory rating and assuming the insurance premium levels for BIF and SAIF members are again equalized, future deposit insurance premiums could decrease significantly to as low as $2,000 per year from the 0.23% of deposits currently being paid by the Association, which would reduce non-interest expenses for future periods.

        No assurance can be given that the proposal will be enacted into law or in what form it might be enacted. If it is not enacted into law, SAIF assessments will likely be significantly higher than BIF assessments, which would have a negative competitive impact on the Association and other savings associations.

(5)     Supplemental Disclosure of Cash Flow Information

                                                     Six months ended March 31,
                                                     --------------------------
                                                          1996           1995
                                                          ----           ----
        Cash paid for:
          Interest                                   $2,310,260      $1,713,350
          Income taxes                                  333,631         414,754

        Noncash investing and financing activities:
          Transfer from loans to real estate
             acquired through foreclosure                   ---          58,951
          Issuance of loans receivable in connection
             with the sale of real estate acquired
             through foreclosure                         45,000         271,800

                                    PART II

                         FIRST INDEPENDENCE CORPORATION

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


General

        The accompanying Consolidated Financial Statements include the accounts of First Independence Corporation (the "Company") and its wholly-owned subsidiary, First Federal Savings and Loan Association of Independence (the "Association"). All significant inter-company transactions and balances are eliminated in consolidation. The Company's results of operations are primarily dependent on the Association's net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Company's net earnings are also affected by the level of its non-interest expenses, such as employee compensation and benefits, occupancy expenses, and other expenses.

        When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely results", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed below could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

        The Company does not undertake-and specifically declines any obligation
- - -to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

        The Company's total assets decreased $300,000, or .27%, from $101.9 million at September 30, 1995 to $101.6 million at March 31, 1996. The decrease was primarily due to decreases in mortgage-backed securities of $800,000, cash and cash equivalents of $800,000 and investment securities of $300,000. These decreases in assets, along with an increase in savings deposits of $5.0 million, were used to fund principal repayments of $3.8 million on advances obtained from the Federal Home Loan Bank of Topeka, an increase of $1.4 million in loans receivable, payments for borrower's taxes and insurance of $600,000, and an increase of $100,000 in premises and equipment.

        Total loans receivable increased $1.4 million from $60.4 million at September 30, 1995, to $61.8 million at March 31, 1996. An increase in the economic activity in the Company's lending area resulted in loan originations exceeding loan repayments. The increase in mortgage loans consisted primarily of 15- and 30-year fixed-rate loans, mortgage loans with a fixed rate for the first three years of the loan term that automatically convert to one-year adjustable rate loans during the fourth year of the loan term, and, to a lesser extent, one-year adjustable rate mortgages.

        The allowance for loan losses totaled $690,000, or 1.12% of total loans at March 31, 1996, which represented no change from the $690,000, or 1.14% of total loans, at September 30, 1995. The ratio of the allowance for loan losses as a percent of non-performing loans decreased from 94.91% at September 30, 1995 to 70.41% at March 31, 1996. At March 31, 1996, the Company's non-performing loans were comprised primarily of one- to four-family residential loans. See "Non-performing Assets."

        The allowance for loan losses is determined based upon an evaluation of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's ability to repay the loan, current and anticipated economic conditions which might affect the borrower's ability to repay the loan and the Company's past statistical history concerning charge-offs.

        Total deposits increased $5.0 million from $67.9 million at September 30, 1995, to $72.9 million at March 31, 1996. Deposits increased primarily as a result of the "Platinum" money fund account introduced in May 1995. The "Platinum" money fund account offers tiered rates on a limited transaction account with the highest rate paid on balances of $50,000 and above. Management feels the "Platinum" money fund provides a lower risk, insured alternative for deposit customers considering higher risk investments in order to get higher yields than money market accounts.

        Total borrowed funds decreased $3.8 million from $18.8 million at September 30, 1995 to $15.0 million at March 31, 1996. The decrease was due to the principal repayment of advances obtained from the Federal Home Loan Bank of Topeka. Most of the advances obtained from the Federal Home Loan Bank of Topeka were used by the Company to invest in mortgage-backed securities at a positive spread over the term of the advances. This was accomplished by matching short-term variable-rate advances against longer term variable and fixed-rate mortgage-backed securities. Management believes that the Company, while exposed to an increase in interest rate risk with increasing rates, has sufficient assets repricing within one year or less to allow it to take on this additional interest rate risk.

        Total stockholders' equity decreased $755,000 from $13.6 million at September 30, 1995 to $12.8 million at March 31, 1996. The decrease was primarily the result of the Company's use of $1,207,000 to repurchase 62,923 shares of common stock, a decrease in unrealized gains on securities available for sale of $168,000 primarily due to the sale of FHLMC stock which had been designated as available for sale at September 30, 1995, therefore, an unrealized gain of $150,000, net of applicable income taxes, had been recognized as a component of stockholders' equity at that date and dividends of $104,000 paid to stockholders. These decreases were partially offset by the Company's net earnings from operations of $615,000, the repayment of employee stock ownership debt of $36,000, a fair value adjustment of $31,000 on ESOP shares committed for release, the amortization of unearned stock compensation of $22,000, and common stock options exercised of $20,000.

Non-performing Assets

        The ratio of non-performing assets to total assets is one indicator of the Company's exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, troubled debt restructurings, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. At March 31, 1996, non-performing assets were approximately $980,000, which represents an increase of $191,000, or 24.21%, as compared to September 30, 1995. A summary of non-performing assets by category is set forth in the following table:



                                                      March 31,    September 30,
                                                        1996           1995
                                                      ---------    -------------
                                                        (Dollars In Thousands
Non-Accruing Loans. . . . . . . . . . . . . . .        $  668         $  555
Accruing Loans Delinquent 90 Days or More . . .           256            116
Trouble Debt Restructurings . . . . . . . . . .            56             56
Foreclosed Assets . . . . . . . . . . . . . . .           ---             62
                                                       ------         ------
Total Non-Performing Assets . . . . . . . . . .        $  980         $  789
                                                       ======         ======
Total Non-Performing Assets as a
   Percentage of Total Assets . . . . . . . . .          0.96%          0.77%
                                                         ====           ====

        Included in non-accruing loans at March 31, 1996, were ten loans totaling $558,000 secured by one- to four-family real estate, one loan totaling $100,000 secured by non-residential real estate, and one consumer loan totaling $10,000. All non-accruing loans at March 31, 1996, were located in the Company's primary market area except for one loan totaling $342,000 secured by a single family residence in Texas. In February 1991, the borrowers experienced financial difficulties and filed for protection under the bankruptcy statutes. Pursuant to the plan of reorganization approved by the Bankruptcy Court, the borrowers are required to make additional payments each month to make up the delinquent payments and interest. At March 31, 1996, the borrowers were complying with the terms of the repayment plan. Based upon the most current information available and the borrowers' compliance with the terms of the repayment plan, the Company believes that the borrowers have substantial equity in the property. At March 31, 1996, accruing loans delinquent 90 days or more included seven loans totaling $256,000 secured by one- to four-family real estate. At March 31, 1996, all of the Company's accruing loans deliquent 90 days or more were secured by real estate located in the Company's primary market area.

        Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of March 31, 1996, there was also one $216,000 loan secured by fifteen single family residences with respect to which the value of the collateral is questionable and known information about possible credit problems of the borrower have caused management to have doubts as to the ability of the borrower to comply with the present loan repayment terms and which may result in the future inclusion of such item in the non-performing asset categories.

        Foreclosed Assets. At March 31, 1996, the Company had no real estate acquired through foreclosure.

Results of  Operations - Comparison of Three and Six Months Ended March 31, 1996
and March 31, 1995
- - -------------------------------------------------------------------------------

        General. Net earnings for the six months ended March 31, 1996 were $615,000 as compared to $564,000 for the six months ended March 31, 1995, resulting in an increase of $51,000, or 9.04%. The increase in net earnings was primarily due to a non-recurring $251,000 gain on the sale of FHLMC stock which was recognized in the six months ended March 31, 1996, with no similar activity in the six months ended March 31, 1995. This increase in net earnings was partially offset by a decrease in net interest income of $167,000 and an increase in income tax expense of $52,000.

        Net earnings for the three months ended March 31, 1996 were $249,000 as compared to $280,000 for the three months ended March 31, 1995, resulting in a decrease of $31,000, or 11.07%. The decrease in net earnings was primarily due to a decrease in net interest income of $65,000 and an increase in non-interest expense of $31,000, partially offset by an increase in other income of $55,000 and a decrease in income tax expense of $10,000.

        Net Interest Income. Net interest income decreased $167,000, or 9.89%, for the six months ended March 31, 1996 as compared to the six months ended March 31, 1995. This decrease was due primarily to an increase in interest expense of $588,000, or 34.0%, offset partially by an increase in interest income of $420,000, or 12.3%. Interest expense increased primarily due to a 93 basis point increase in the average rate paid on interest-bearing liabilities and, to a lesser extent, an $8.2 million increase in the average balance of interest-bearing liabilities. Interest income increased primarily due to an $8.0 million increase in the average balance of interest-earning assets and, to a lesser extent, a 24 basis point increase in yield on interest-earning assets.

        Net interest income decreased $65,000, or 7.9%, for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995. This decrease was due primarily to an increase in interest expense of $256,000, or 28.3%; offset partially by an increase in interest income of $190,000 or 11.0%. The decrease was due to the same reasons as stated above for the six months ended March 31, 1996, as compared to the six months ended March 31, 1995. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 115.8% for the three months ended March 31, 1995 to 113.7% for the three months ended March 31, 1996.

        Interest Income. Interest income for the six months ended March 31, 1996, increased to $3.8 million from $3.4 million for the six months ended March 31, 1995. This increase was caused primarily by an $8.0 million increase in the average outstanding amount of interest-earning assets during the six month ended March 31, 1996, as compared to the six months ended March 31, 1995 due to the increase in the average balance of loans receivable and investment securities financed by increased savings deposits. To a lesser extent, the increase was due to an increase in the average yield on interest-earning assets. The average yield on interest-earning assets increased 24 basis points to 7.64% at March 31, 1996, from 7.40% at March 31, 1995. This increase in yield was caused primarily by an increase in yield on the Company's loan portfolio from 8.04% to 8.31%. To a lesser extent, the increase in yield was due to an increase in yield on the Company's investment securities portfolio yield from 5.78% to 6.65% and the mortgage-backed securities portfolio yield from 6.45% to 6.51% for the six months ended March 31, 1996, as compared to the same period in fiscal 1995. The increase in yield resulted from new loans originated at higher, current market rates of interest, as well as a portion of the Company's adjustable rate loans adjusting upward in response to increases in market rates and higher yielding mortgage-backed and investment securities being purchased during the period.

        Interest income for the quarter ended March 31, 1996, increased to $1.9 million from $1.7 million for the quarter ended March 31, 1995. This increase was caused primarily by the general increase in interest rates resulting in an increase in yield on the Association's loans from 8.09% to 8.26%, and on the investment securities portfolio from 5.99% to 6.60%. The average yield on interest-earning assets increased 20 basis points to 7.65% at March 31, 1996, from 7.45% at March 31, 1995.

        Interest Expense. Interest expense for the six months ended March 31, 1996, increased by $588,000 to $2.3 million as compared to $1.7 million for the six months ended March 31, 1995. This increase was primarily the result of a 93 basis point increase in average interest rates paid on interest-bearing liabilities, caused by increases in market interest rates and higher rates paid on new deposit products developed in fiscal 1995. To a lesser extent, the increase in interest expense was due to an $8.2 million increase in the average outstanding amount of interest-bearing liabilities during the six months ended March 31, 1996 as compared to the six months ended March 31, 1995. This increase in interest-bearing liabilities was primarily the result of a $7.7 million increase in the average outstanding balance of deposits due primarily to the "Platinum" money fund account introduced in May 1995. The "Platinum" money fund account is a limited transaction account which offers tiered rates with the highest rate paid on balances of $50,000 and above. To a lesser extent, the increase was due to a $500,000 increase in the average outstanding amount of advances obtained from the Federal Home Loan Bank of Topeka. The advances were used by the Company to invest in mortgage-backed securities at a positive spread over the term of the advances. A portion of the advances were paid off during the period which reduced the amount outstanding at March 31, 1996.

        Interest expense for the quarter ended March 31, 1996, increased by $256,000 to $1,162,000 as compared to $906,000 for the quarter ended March 31, 1995. This increase was primarily the result of a higher cost of funds in the second quarter of fiscal 1996 as compared to the same period of fiscal 1995. The average cost of funds was 5.25% in the fiscal 1996 period as compared to 4.51% for the fiscal 1995 period. This 74 basis point increase in the average cost of funds was due to higher interest rates in the market for savings deposits, which resulted in maturing certificates of deposit repricing at higher rates. To a lesser extent, the increase was due to an $8.1 million increase in the average outstanding balance of interest-bearing liabilities during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase in interest-bearing liabilities was due to the same reasons as stated above.

        Provision for Loan Losses. Based upon management's analysis of established reserves and review of the composition of the loan portfolio, including non-performing assets and other loans of concern, there was no provision for losses on loans for the three and six months ended March 31, 1996 and March 31, 1995. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic and regulatory conditions dictate. However, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determinations as to the amount of the allowance for loan losses is subject to review by the regulatory agencies which can order the establishment of additional general or specific allowances.

        Non-interest Income. Non-interest income increased $310,000 to $457,000 during the six months ended March 31, 1996 as compared to $147,000 for the six months ended March 31, 1995. The increase was primarily due to a non-recurring $251,000 gain on the sale of FHLMC stock which was recognized in the six months ended March 31, 1996, with no gains on the sale of securities recognized in the six months ended March 31, 1995. Non-interest income increased $55,000 to $164,000 during the three months ended March 31, 1996 as compared to $109,000 for the three months ended March 31, 1995. The increase was primarily due to the amortization of a deferred gain of $105,000 from the sale of real estate owned. The deferred gain originated from real estate owned that was sold during fiscal 1995 and was amortized in full during the second quarter of fiscal 1996. Recurring non-interest income generally consists of servicing fees as well as deposit and other types of fees.

        Non-interest Expense. Total non-interest expense increased to $953,000 for the six months ended March 31, 1996 from $914,000 for the six months ended March 31, 1995, an increase of $39,000, or 4.3%. The increase was primarily due to increases in compensation and employee benefits of $49,000, data processing fees of $6,000, and occupancy and equipment of $4,000. These increases were partially offset by a decrease in other expenses of $22,000. The increase in compensation expense was primarily the result of annual cost of living increases in salaries and bonuses, and increased compensation expense associated with the Company's ESOP plan due to the increase in the Company's stock price. See "Liquidity and Capital Resources" for information regarding the proposed legislation related to the proposed special assessment on deposits insured by the SAIF which may result in an increase in non-interest expense in the future.

        Total non-interest expense increased by $31,000 for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995. The increase was due primarily to increases in compensation and employee benefits of $38,000, data processing fees of $4,000, occupancy and equipment of $3,000, and federal deposit insurance premiums of $3,000. These increases were partially offset by a decrease in other expenses of $16,000. The increase in non-interest expense for the three months ended March 31, 1996 was due to the same reasons as stated above.

        Income Tax Expense. Income tax expense was $410,000 for the six months ended March 31, 1996 compared to $358,000 for the six months ended March 31, 1995, an increase of $52,000. The Association's effective tax rates were 40.0% and 38.8% for the six months ended March 31, 1996 and March 31, 1995, respectively.

        Income tax expense was $179,000 for the quarter ended March 31, 1996 compared to $189,000 for the quarter ended March 31, 1995, a decrease of $10,000. The Association's effective tax rates were 41.8% and 40.4% for the three months ended March 31, 1996 and March 31, 1995, respectively.

        Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank of Topeka advances and funds provided by operations. While scheduled loan and mortgage-backed security repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. Current Office of Thrift Supervision ("OTS") regulations require the Association to maintain cash and eligible investments in an amount equal to at least 5% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which the Association may rely if necessary to fund deposit withdrawals and other short-term funding needs. As of March 31, 1996, the Association's liquidity ratio was 8.45% as compared to 8.62% at September 30, 1995. These ratios exceeded the minimum regulatory liquidity requirements on both dates.

        The Company uses its capital resources principally to meet its ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At March 31, 1996, the Company had commitments to originate loans totaling $1,664,000. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

        Regulatory standards impose the following capital requirements on the
Association: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of March 31, 1996, the Association exceeded all fully phased-in regulatory capital standards.

        At March 31, 1996, the Association's tangible capital was $10.3 million, or 10.32%, of adjusted total assets, which is in excess of the 1.5% requirement by $8.8 million. In addition, at March 31, 1996, the Association had core capital of $10.3 million, or 10.32%, of adjusted total assets, which exceeds the 3% requirement by $7.3 million. The Association had risk-based capital of $10.9 million at March 31, 1996, or 24.83% of risk-adjusted assets, which exceeds the 8.0% risk-based capital requirements by $7.4 million.

        Under the requirements of federal law, all the federal banking agencies, including the OTS, must revise their risk-based capital requirements to ensure that such requirements account for interest rate risk, concentration of credit risk and the risks of non-traditional activities, and that they reflect the actual performance of and expected loss on multi-family loans.

        The OTS has adopted a final rule that generally requires a savings association with more than normal interest rate risk to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two-quarter lag between calculating interest rate risk and recognizing any deductions from capital. The OTS has announced that it will delay the effectiveness of the rule until it adopts the process by which savings associations may appeal an interest rate risk deduction determination. The OTS has instructed all savings associations not to take any capital deductions for interest rate risk exposure until notified to do so by the OTS. In addition, any savings association with less than $300 million in assets and a total risk-based capital ratio in excess of 12%, such as the Association, is exempt from this requirement unless the OTS determines otherwise.

        Federal law requires that the FDIC maintain reserves at both the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF") of at least 1.25% of insured deposits. The reserves are funded through the payment of insurance premiums by the insured institution members of each fund. The BIF reached this level during 1995. In November 1995, the FDIC revised the premium schedule for BIF-insured associations to provide for a range of 0% to .27% of deposits (as compared to the current range of .23% to .31% of deposits for SAIF-insured institutions) with an annual statutory minimum payment of $2,000. As a result of the BIF reaching the required reserve ratio, the revised premium schedule took effect in January 1996. The FDIC action does not affect the premium rates currently applicable to SAIF members, such as the Association, which range from .23% to .31% of deposits depending on the institution's capital level and other factors. As a result, BIF members would generally pay lower premiums than SAIF members. While the magnitude of the competitive advantage of BIF-insured institutions and its impact on the Association's results of operations cannot be determined at this time, the decrease in BIF premiums could place the Association at a material competitive disadvantage. The Association currently qualifies for the minimum SAIF premium level of .23% of deposits.

        Proposed federal legislation provides for a one-time assessment of .80% to .90% of insured deposits to be imposed on all SAIF-insured deposits, including those held by commercial banks, and for BIF deposit insurance premiums to be used to pay the Financing Corporation bond interest on a pro rata basis together with SAIF premiums. If a requirement were implemented for the Association to pay a one-time assessment equal to .90% of insured deposits (based on deposits at March 31, 1995 as currently proposed), the amount of such assessment would have been approximately $591,000.

                          Part II - Other Information
                          ---------------------------


Item 1 - Legal Proceedings
         -----------------

        Not applicable.

Item 2 - Changes in Securities
         ---------------------

        Not applicable.

Item 3 - Defaults upon Senior Securities
         -------------------------------

        Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

        None

Item 5 - Other Information
         -----------------

        None.

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

        (a)     Exhibits


     `                                                       Sequentially
                                                             Numbered Page
                                                            Where Attached
                                                               Exhibit
   Exhibit Number                                             is located
   --------------                                          --------------
        27      Exhibit 27, "Financial Data Schedule"            19

        (b)     Reports on Form 8-K

                None

                                   SIGNATURES

        Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FIRST INDEPENDENCE CORPORATION
                                       Registrant




Date:  May 14, 1996                    /s/ Larry G. Spencer
     --------------------------        ---------------------------------------
                                       Larry G. Spencer
                                       President and Chief Executive
                                       Officer



Date:  May 14, 1996                    /s/ James B. Mitchell
     --------------------------        ---------------------------------------
                                       James B. Mitchell
                                       Vice President and Chief Financial
                                       Officer