Form 10QSB
period 1996-06-30
FIRST INDEPENDENCE CORP /DE/
filed 1996-08-09
CIK 908486

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                       --------------------------------

                                  FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1996

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________


                        Commission File Number 0-22184


                        FIRST INDEPENDENCE CORPORATION
- ------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

              Delaware                                   36-3899950
- ---------------------------------------       --------------------------------
(State or other jurisdiction                        (I.R.S. Employer
    of incorporation or                             Identification or
       organization)                                    number)


              Myrtle & Sixth Streets, Independence, Kansas 67301
- ------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (316) 331-1660
- ------------------------------------------------------------------------------
                          (issuer's telephone number)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day Yes [X] No [ ]

          Transitional Small Business Disclosure Format (check one):

                           Yes  [ ]     No  [X]

         State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest date:

         As of August 9, 1996, there were 583,421 shares of the Registrant's common stock outstanding (including 13,095 shares of restricted stock).

                        FIRST INDEPENDENCE CORPORATION


                                     INDEX


PART I.  FINANCIAL INFORMATION (unaudited)                             PAGE NO.

Item 1.  Consolidated Condensed Financial Statements

         Consolidated Condensed Balance Sheets as of
         June 30, 1996 and September 30, 1995                              3

         Consolidated Condensed Statements of Earnings
         for the Three and Nine Months Ended June 30,
         1996 and 1995                                                     4

         Consolidated Condensed Statement of Stockholders'
         Equity for the Year Ended September 30, 1995 and
         Nine Months Ended June 30, 1996                                   5

         Consolidated Condensed Statements of Cash
         Flows for the Nine Months Ended June 30,
         1996 and 1995                                                     6

         Notes to Consolidated Condensed Financial
         Statements                                                        7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                       10

PART II. OTHER INFORMATION                                                18

         Signature Page                                                   20

                         PART I: FINANCIAL INFORMATION
                        FIRST INDEPENDENCE CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                      June 30,           September 30,
                                                                                        1996                  1995
                                                                                  ------------------   ------------------
                                                                                                (Unaudited)
ASSETS
Cash and due from bank . . . . . . . . . . . . . . . . . . . . . .                     $    347,581        $    369,632
Federal funds sold . . . . . . . . . . . . . . . . . . . . . . . .                          200,000           1,300,000
Other interest-earning deposits. . . . . . . . . . . . . . . . . .                          429,754             444,993
                                                                                     --------------      --------------
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .                          977,335           2,114,625
Investment securities held to maturity (fair value:
  June 30, 1996 - $1,979,680;
  September 30, 1995 - $1,006,840) . . . . . . . . . . . . . . . .                        2,000,000           1,000,000
Investment securities available for sale . . . . . . . . . . . . .                        5,220,656           6,524,956
Mortgage-backed securities held to maturity (fair value:
  June 30, 1996 - $28,995,426;
  September 30, 1995 - $28,416,954). . . . . . . . . . . . . . . .                       29,246,130          28,593,826
Mortgage-backed securities available for sale. . . . . . . . . . .                          700,144             832,700
Loans receivable, net. . . . . . . . . . . . . . . . . . . . . . .                       64,774,220          60,369,956
Real estate acquired through foreclosure . . . . . . . . . . . . .                           11,845              62,020
Premises and equipment, net. . . . . . . . . . . . . . . . . . . .                          844,496             663,463
Federal Home Loan Bank Stock, at cost. . . . . . . . . . . . . . .                        1,138,000           1,040,000
Accrued interest receivable. . . . . . . . . . . . . . . . . . . .                          746,900             618,438
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .                          111,411              84,031
                                                                                     --------------      --------------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .                     $105,771,137        $101,904,015
                                                                                     ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      $68,845,433         $67,926,628
  Advances from borrowers for taxes and insurance. . . . . . . . .                          383,991           1,242,941
  Checks issued in excess of cash items. . . . . . . . . . . . . .                          601,009                 ---
  Advances from Federal Home Loan Bank . . . . . . . . . . . . . .                       22,700,000          18,800,000
  Income taxes payable . . . . . . . . . . . . . . . . . . . . . .                            4,488              36,855
  Other accrued expenses and liabilities . . . . . . . . . . . . .                          186,422             297,656
                                                                                     --------------      --------------
       Total liabilities . . . . . . . . . . . . . . . . . . . . .                       92,721,343          88,304,080
Stockholders' equity
  Preferred stock, $.01 par value, 500,000
    shares authorized, none issued . . . . . . . . . . . . . . . .                               --                  --
  Common stock, $.01 par value, 2,500,000 shares authorized,
    749,196 shares issued. . . . . . . . . . . . . . . . . . . . .                            7,492               7,492
  Additional paid-in capital . . . . . . . . . . . . . . . . . . .                        7,038,525           6,998,314
  Retained earnings - substantially restricted . . . . . . . . . .                        9,058,615           8,358,681
  Unrealized gain (loss) on securities available for sale, net . .                          (18,812)            176,580
  Treasury stock at cost, 165,775 shares at June 30, 1996
    and 104,852 shares at September 30, 1995 . . . . . . . . . . .                       (2,628,704)         (1,446,524)
  Required contributions for shares acquired by ESOP . . . . . . .                         (309,133)           (363,686)
  Unearned stock compensation - recognition and retention
    plan (RRP) . . . . . . . . . . . . . . . . . . . . . . . . . .                          (98,189)           (130,922)
                                                                                     --------------      --------------
      Total stockholders' equity . . . . . . . . . . . . . . . . .                       13,049,794          13,599,935
                                                                                     --------------      --------------
      Total liabilities and stockholders' equity . . . . . . . . .                     $105,771,137        $101,904,015
                                                                                     ==============      ==============

- -----------------------------
The accompanying notes are an integral part of these statements.

                         PART I: FINANCIAL INFORMATION
                        FIRST INDEPENDENCE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                                                                     Three Months Ended                 Nine Months Ended
                                                                          June 30,                           June 30,
                                                                ------------------------------    -------------------------------
                                                                    1996             1995             1996              1995
                                                                -------------    -------------    -------------     -------------
                                                                          (Unaudited)                       (Unaudited)
Interest income
  Loans receivable . . . . . . . . . . . . . . . .                 $1,312,299       $1,223,609       $3,846,598        $3,539,321
  Mortgage-backed securities . . . . . . . . . . .                    488,358          482,318        1,439,872         1,406,288
  Investment securities. . . . . . . . . . . . . .                    119,214          100,209          359,632           227,663
  Other. . . . . . . . . . . . . . . . . . . . . .                     26,698           28,489          141,430            82,011
                                                                -------------    -------------    -------------     -------------
    Total interest income. . . . . . . . . . . . .                  1,946,569        1,834,625        5,787,532         5,255,283
                                                                -------------    -------------    -------------     -------------
Interest expense
  Deposits . . . . . . . . . . . . . . . . . . . .                    884,372          738,445        2,706,844         2,024,185
  Borrowed funds . . . . . . . . . . . . . . . . .                    256,911          275,092          753,800           720,790
                                                                -------------    -------------    -------------     -------------
    Total interest expense . . . . . . . . . . . .                  1,141,283        1,013,537        3,460,644         2,744,975
                                                                -------------    -------------    -------------     -------------

Net interest income. . . . . . . . . . . . . . . .                    805,286          821,088        2,326,888         2,510,308

Provision for loan losses. . . . . . . . . . . . .                         --               --               --                --
                                                                -------------    -------------    -------------     -------------
Net interest income after provision
  for loan losses. . . . . . . . . . . . . . . . .                    805,286          821,088        2,326,888         2,510,308

Other income
  Gain on sale of investments. . . . . . . . . . .                         --               --          250,945                --
  Income (loss) from real estate operations  . . .                       (894)           3,334           95,197            52,369
  Other income . . . . . . . . . . . . . . . . . .                     66,783           52,057          176,767           150,475
                                                                -------------    -------------    -------------     -------------
    Total other income . . . . . . . . . . . . . .                     65,889           55,391          522,909           202,844
                                                                -------------    -------------    -------------     -------------
General, administrative and other expense
  Employee compensation and benefits . . . . . . .                    271,019          268,000          818,943           766,505
  Occupancy and equipment. . . . . . . . . . . . .                     34,891           32,043           95,013            87,708
  Federal deposit insurance premiums . . . . . . .                     41,360           37,170          117,896           113,305
  Data processing fees . . . . . . . . . . . . . .                     34,556           31,051          104,578            95,439
  Other. . . . . . . . . . . . . . . . . . . . . .                     90,923           94,159          289,409           313,679
                                                                -------------    -------------    -------------     -------------
    Total non-interest expenses. . . . . . . . . .                    472,749          462,423        1,425,839         1,376,636
                                                                -------------    -------------    -------------     -------------
Earnings before income taxes . . . . . . . . . . .                    398,426          414,056        1,423,958         1,336,516

Income tax expense . . . . . . . . . . . . . . . .                    155,052          158,634          565,399           516,602
                                                                -------------    -------------    -------------     -------------
Net earnings . . . . . . . . . . . . . . . . . . .                 $  243,374       $  255,422       $  858,559        $  819,914
                                                                =============    =============    =============     =============
Earnings per common share
  Primary. . . . . . . . . . . . . . . . . . . . .                 $      .42       $      .41       $     1.43        $     1.27
                                                                =============    =============    =============     =============
  Fully diluted. . . . . . . . . . . . . . . . . .                 $      .42       $      .41       $     1.43        $     1.26
                                                                =============    =============    =============     =============
Dividends per share. . . . . . . . . . . . . . . .                 $      .10       $     .075       $     .275        $      .20
                                                                =============    =============    =============     =============

- -----------------------------
The accompanying notes are an integral part of these statements.

                        FIRST INDEPENDENCE CORPORATION
           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                    For The Nine Months Ended June 30, 1996
                       and Year Ended September 30, 1995
                                  (Unaudited)


                                                                                   Unrealized
                                                                                   Gain (loss)
                                                       Additional                 on Securities
                                           Common       Paid-in        Retained   Available for
                                           Stock        Capital        Earnings     Sale, Net
                                          -------      ----------    -----------  -------------
Balance at October 1, 1994 . . . . . .     $7,492      $6,967,859     $7,442,782     $    --

Cash dividends of $.275 per share. . .         --              --       (170,767)         --

Purchase of 69,393 shares of
  treasury stock . . . . . . . . . . .         --              --             --          --

Amortization of unearned stock
  compensation . . . . . . . . . . . .         --              --             --          --

ESOP loan repayments . . . . . . . . .         --              --             --          --

Fair value adjustment on ESOP shares
  committed for release. . . . . . . .         --          35,705             --          --

Common stock options exercised . . . .         --          (5,250)            --          --

Unrealized gain on securities
  available for sale upon adoption of
  SFAS No. 115 . . . . . . . . . . . .         --              --             --      41,382

Increase in unrealized gain on
  securities available for sale. . . .         --              --             --     135,198

Net earnings . . . . . . . . . . . . .         --              --      1,086,666          --
                                          -------      ----------     ----------   ---------
Balance at September 30, 1995. . . . .      7,492       6,998,314      8,358,681     176,580

Cash dividends of $.275 per share. . .         --              --       (158,625)         --

Purchase of 62,923 shares of
  treasury stock . . . . . . . . . . .         --              --             --          --

Amortization of unearned stock
  compensation . . . . . . . . . . . .         --              --             --          --

ESOP loan repayments . . . . . . . . .         --              --             --          --

Fair value adjustment on ESOP shares
  committed for release. . . . . . . .         --          45,461             --          --

Common stock options exercised . . . .         --          (5,250)            --          --

Decrease in unrealized gain on
  securities available for sale. . . .         --              --             --    (195,392)

Net earnings . . . . . . . . . . . . .         --              --        858,559          --
                                          -------      ----------     ----------   ---------
Balance at June 30, 1996 . . . . . . .     $7,492      $7,038,525     $9,058,615   $ (18,812)
                                          =======      ==========     ==========   =========

                                                           Required
                                                           Contribu-
                                                           tion for      Unearned
                                                            Shares        Stock
                                            Treasury       Acquired      Compen-         Total
                                             Stock          by ESOP     sation-RRP      Equity
                                           -----------     ---------    ----------   -----------
Balance at October 1, 1994 . . . . . .     $  (456,518)    $(436,423)    $(174,566)  $13,350,626

Cash dividends of $.275 per share. . .              --            --            --      (170,767)

Purchase of 69,393 shares of
  treasury stock . . . . . . . . . . .      (1,015,256)           --            --    (1,015,256)

Amortization of unearned stock
  compensation . . . . . . . . . . . .              --            --        43,644        43,644

ESOP loan repayments . . . . . . . . .              --        72,737            --        72,737

Fair value adjustment on ESOP shares
  committed for release. . . . . . . .              --            --            --        35,705

Common stock options exercised . . . .          25,250            --            --        20,000

Unrealized gain on securities
  available for sale upon adoption of
  SFAS No. 115 . . . . . . . . . . . .              --            --            --        41,382

Increase in unrealized gain on
  securities available for sale. . . .              --            --            --       135,198

Net earnings . . . . . . . . . . . . .              --            --            --     1,086,666
                                           -----------     ---------     ---------   -----------
Balance at September 30, 1995. . . . .      (1,446,524)     (363,686)     (130,922)   13,599,935

Cash dividends of $.275 per share. . .              --            --            --      (158,625)

Purchase of 62,923 shares of
  treasury stock . . . . . . . . . . .      (1,207,430)           --            --    (1,207,430)

Amortization of unearned stock
  compensation . . . . . . . . . . . .              --            --        32,733        32,733

ESOP loan repayments . . . . . . . . .              --        54,553            --        54,553

Fair value adjustment on ESOP shares
  committed for release. . . . . . . .              --            --            --        45,461

Common stock options exercised . . . .          25,250            --            --        20,000

Decrease in unrealized gain on
  securities available for sale. . . .              --            --            --      (195,392)

Net earnings . . . . . . . . . . . . .              --            --            --       858,559
                                           -----------     ---------     ---------   -----------
Balance at June 30, 1996 . . . . . . .     $(2,628,704)    $(309,133)    $ (98,189)  $13,049,794
                                           ===========     =========     =========   ===========

- ----------------
The accompanying notes are an integral part of these statements.

                         PART I: FINANCIAL INFORMATION
                        FIRST INDEPENDENCE CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                       Nine Months Ended June 30,
                                                                  --------------------------------
                                                                     1996                1995
                                                                  ------------       -------------
                                                                            (Unaudited)
Cash flows from operating activities
  Net Earnings .............................................      $    858,559       $    819,914
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
    Depreciation, amortization and accretion ...............           176,058            194,419
    Increase in accrued interest receivable ................          (128,462)          (105,638)
    Increase (decrease) in income taxes payable ............            67,320            (59,467)
    Gain on sale of investments ............................          (250,945)              --
    Gain on sale of real estate acquired through
      foreclosure ..........................................          (111,669)           (53,425)
    Net change in other assets and other liabilities .......            17,936            (17,065)
                                                                  ------------       ------------
      Net cash provided by operating activities ............           628,797            778,738
Cash flows from investing activities
    Proceeds from sales of investment securities ...........           263,145               --
    Proceeds from maturities of investment securities ......         1,000,000          1,000,000
    Proceeds from call of investment securities ............         2,000,000          1,000,000
    Purchase of investment securities ......................        (3,013,334)        (1,935,844)
    Purchase of mortgage-backed securities .................        (4,790,534)        (3,059,060)
    Purchase of Federal Home Loan Bank Stock ...............           (98,000)           (17,800)
    Principal repayments on mortgage-backed securities .....         4,169,788          2,125,564
    Net increase in loans ..................................        (4,322,699)        (2,437,807)
    Capital expenditures ...................................          (226,931)          (133,800)
    Proceeds from sale of real estate acquired through
      foreclosure ..........................................            37,669            112,734
                                                                  ------------       ------------
      Net cash used in investing activities ................        (4,980,896)        (3,346,013)
Cash flows from financing activities
    Net increase (decrease) in deposits ....................           918,805           (664,842)
    Net decrease in advances from borrowers
      for taxes and insurance ..............................          (858,950)          (252,642)
    Net increase in checks issued in excess of cash items ..           601,009               --
    Stock options exercised ................................            20,000             20,000
    Advances from Federal Home Loan Bank ...................        13,100,000         10,200,000
    Cash dividends paid ....................................          (158,625)          (133,624)
    Purchase of treasury stock .............................        (1,207,430)        (1,015,256)
    Principal paid on FHLB advances ........................        (9,200,000)        (5,900,000)
                                                                  ------------       ------------
      Net cash provided by financing activities ............         3,214,809          2,253,636
                                                                  ------------       ------------
Net decrease in cash and cash equivalents ..................        (1,137,290)          (313,639)
Cash and cash equivalents at beginning of period ...........         2,114,625          1,414,920
                                                                  ------------       ------------
Cash and cash equivalents at end of period .................      $    977,335       $  1,101,281
                                                                  ============       ============

- ---------------------------
The accompanying notes are an integral part of these statements.

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

      In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial condition of First Independence Corporation as of June 30, 1996, and the results of operations and cash flows for all interim periods presented.

      Operating results for the three and nine months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996.

(2)   Earnings Per Share of Common Stock

      Primary earnings per share is computed by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding. Stock options are considered common stock equivalents. Common shares and common share equivalents outstanding excludes unallocated and uncommitted shares held by the ESOP trust. Average weighted unallocated and uncommitted shares in the ESOP trust were 31,823 and 33,641 for the three and nine months ended June 30, 1996 and 39,096 and 40,915 for the three and nine months ended June 30, 1995, respectively.

(3)   Regulatory Capital Requirements

      Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), as implemented by rules promulgated by the Office of Thrift Supervision, savings institutions must meet three separate minimum capital-to-asset requirements. The table on the following page summarizes, as of June 30, 1996, the capital requirements applicable to First Federal Savings and Loan Association of Independence ("the Association") and its actual capital ratios. For purposes of calculating regulatory capital, adjustments required by Statement of Financial Accounting Standards No. 115 are not taken into account. As of June 30, 1996, the Association exceeded all current regulatory capital standards.

                                           Regulatory                          Actual Capital
                                       Capital Requirement                   (Association Only)
                                   ---------------------------------------------------------------
                                   Amount           Percent               Amount           Percent
                                   ------           -------               ------           -------
                                                        (Dollars in Thousands)
Risk-Based . . . . . . . .         $3,604              8.0%              $11,137             24.72%
Core Capital . . . . . . .          3,121              3.0                10,572             10.16
Tangible Capital . . . . .          1,561              1.5                10,572             10.16

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

      The FDIC action does not affect the premium rates currently applicable to SAIF members, such as the Association, which range from .23% to .31% of deposits depending on the institution's capital level and other factors. As a result, BIF members generally pay lower premiums than SAIF members.

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


(5)   Supplemental Disclosure of Cash Flow Information

                                                                                Nine months ended June 30,
                                                                              ------------------------------
                                                                                 1996                1995
                                                                                 ----                ----
         Cash paid for:
           Interest                                                           $3,475,481          $2,738,092
           Income taxes                                                          498,079             576,069

         Noncash investing and financing activities:
           Transfer from loans to real estate
              acquired through foreclosure                                        11,845              58,951
           Issuance of loans receivable in connection
              with the sale of real estate acquired
              through foreclosure                                                 45,000             354,302

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

Forward-Looking Statements

      When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

      The Company does not undertake--and specifically disclaims any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

      The Company's total assets increased $3.9 million, or 3.79%, from $101.9 million at September 30, 1995 to $105.8 million at June 30, 1996. This increase was primarily due to increases in net loans receivable of $4.4 million, mortgage-backed securities of $500,000, premises and equipment of

$200,000 and accrued interest receivable of $100,000. These increases in assets, along with a reduction in advanced payments by borrowers for taxes and insurance of $900,000 and other accrued expenses and liabilities of $100,000 were funded by increases in advances obtained from the Federal Home Loan Bank of Topeka of $3.9 million, savings deposits of $900,000, checks issued in excess of cash items of $600,000 and decreases in cash and cash equivalents of $1.1 million and investment securities of $300,000.

      Total loans receivable increased $4.4 million from $60.4 million at September 30, 1995, to $64.8 million at June 30, 1996. Increased economic activity in the Company's lending area resulted in loan originations exceeding loan repayments. The increase in mortgage loans consisted primarily of 15- and 30-year fixed-rate loans, mortgage loans with a fixed rate for the first three years of the loan term that automatically convert to one-year adjustable rate loans during the fourth year of the loan term, and, to a lesser extent, one-year adjustable rate mortgages.

      The allowance for loan losses totaled $690,000, or 1.07% of total loans at June 30, 1996, which represented no change from the $690,000, or 1.14% of total loans, at September 30, 1995. The ratio of the allowance for loan losses as a percent of non-performing loans increased from 94.91% at September 30, 1995 to 183.05% at June 30, 1996. At June 30, 1996, the Company's
non-performing loans were comprised primarily of one- to four-family residential loans. See "Non-performing Assets."

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

      Premises and equipment increased $181,000 from $663,000 at September 30, 1995, to $844,000 at June 30, 1996. The increase was primarily due to the upgrade of the Company's facilities which included the addition of drive-thru teller lanes. To a lesser extent, the increase in premises and equipment was due to an update of the Company's computer equipment. Management feels these changes will enable the Company to serve customers more efficiently in addition to providing a pleasant environment for both customers and staff.

      Total deposits increased $900,000 from $67.9 million at September 30, 1995, to $68.8 million at June 30, 1996. Deposits increased primarily as a result of the "Platinum" money fund account introduced in May 1995. The "Platinum" money fund account offers tiered rates on a limited transaction account with the highest rate paid on balances of $50,000 and above. Management feels the "Platinum" money fund provides a lower risk, insured alternative for deposit customers considering higher risk investments in order to get higher yields than money market accounts.

      Total borrowed funds increased $3.9 million from $18.8 million at September 30, 1995 to $22.7 million at June 30, 1996. These short-term borrowings were utilized primarily to fund increasing loan originations as well as to invest in mortgage-backed securities at a positive spread over the term of the advances. By investing borrowed funds in securities with yields slightly higher than the rate paid on borrowings, the Company is attempting to enhance its net interest income. Management believes that the Company, while exposed to an increase in interest rate risk with increasing rates, has sufficient assets repricing within one year or less to allow it to take on this additional interest rate risk.

      Total stockholders' equity decreased $550,000 from $13.6 million at September 30, 1995 to $13.0 million at June 30, 1996. The decrease was primarily the result of the Company's use of $1,207,000 to repurchase 62,923 shares of common stock, a decrease in unrealized gains on securities available for sale of $195,000 (primarily due to the sale of FHLMC stock which had been designated as available for sale at September 30, 1995, therefore, an unrealized gain of $150,000, net of applicable income taxes, had been recognized as a component of stockholders' equity at that date) and dividends of $159,000 paid to stockholders. These decreases were partially offset by the Company's net earnings from operations of $859,000, the repayment of employee stock ownership debt of $55,000, a fair value adjustment of $45,000 on ESOP shares committed for release, the amortization of unearned stock compensation of $33,000, and common stock options exercised of $20,000.

Non-performing Assets

      The ratio of non-performing assets to total assets is one indicator of the Company's exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, troubled debt restructurings, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. At June 30, 1996, non-performing assets were approximately $389,000, which represents a decrease of $400,000, or 50.7%, as compared to September 30, 1995. This decrease was due primarily to one loan totaling $351,000 secured by a single family residence in Texas which had been classified as non-accruing at September 30, 1995, but was less than 90 days delinquent at June 30, 1996. In February 1991, the borrowers experienced financial difficulties and filed for protection under the bankruptcy statutes. Pursuant to the plan of reorganization approved by the Bankruptcy Court, the borrowers are required to make additional payments each month to make up the delinquent payments and interest. At June 30, 1996 the borrowers were complying with the terms of the repayment plan. A summary of non-performing assets by category is set forth in the following table:

                                                             June 30,          September 30,
                                                               1996                1995
                                                             ---------           --------
                                                                (Dollars In Thousands)
Non-Accruing Loans. . . . . . . . . . . . . . .               $  239              $  555
Accruing Loans Delinquent 90 Days or More . . .                   85                 116
Trouble Debt Restructurings . . . . . . . . . .                   53                  56
Foreclosed Assets . . . . . . . . . . . . . . .                   12                  62
                                                              ------              ------
Total Non-Performing Assets . . . . . . . . . .               $  389              $  789
                                                              ======              ======
Total Non-Performing Assets as a
   Percentage of Total Assets . . . . . . . . .                 0.37%               0.77%
                                                              ======              ======

      Included in non-accruing loans at June 30, 1996, were seven loans totaling $125,000 secured by one- to four-family real estate, one loan totaling $100,000 secured by non-residential real estate, and two consumer loans totaling $14,000. All non-accruing loans at June 30, 1996, were located in the Company's primary market area. At June 30, 1996, accruing loans delinquent 90 days or more included four loans totaling $85,000 secured by one- to four-family real estate. At June 30, 1996, all of the Company's accruing loans delinquent 90 days or more were secured by real estate located in the Company's primary market area.

      Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of June 30, 1996, there was also one $212,000 loan secured by fifteen single family residences with respect to which the value of the collateral is questionable and known information about possible credit problems of the borrower have caused management to have doubts as to the ability of the borrower to comply with the present loan repayment terms and which may result in the future inclusion of such item in the non-performing asset categories.

      Foreclosed Assets. At June 30, 1996, the Company's real estate acquired through foreclosure included one single family residence located in the Company's primary market area with a carrying value of $12,000.

Results of Operations - Comparison of Three and Nine Months Ended June 30, 1996 and June 30, 1995

      General. Net earnings for the nine months ended June 30, 1996 were $859,000 as compared to $820,000 for the nine months ended June 30, 1995, resulting in an increase of $39,000, or 4.76%. The increase in net earnings was primarily due to a non-recurring $251,000 gain on the sale of FHLMC stock which was recognized in the nine months ended June 30, 1996, with no similar activity in the nine months ended June 30, 1995. This increase in net earnings was partially offset by a decrease in net interest income of $183,000 and an increase in income tax expense of $48,000.

      Net earnings for the three months ended June 30, 1996 were $243,000 as compared to $255,000 for the three months ended June 30, 1995, resulting in a decrease of $12,000, or 4.71%. The decrease in net earnings was primarily due to a decrease in net interest income of $16,000 and an increase in non-interest expense of $11,000, partially offset by an increase in other income of $11,000 and a decrease in income tax expense of $4,000.

      Net Interest Income. Net interest income decreased $183,000, or 7.29%, for the nine months ended June 30, 1996 as compared to the nine months ended June 30, 1995. This decrease was due primarily to an increase in interest expense of $716,000, or 26.08%, offset partially by an increase in interest income of $533,000, or 10.14%. Interest expense increased primarily due to a 66 basis point increase in the average rate paid on interest-bearing liabilities and, to a lesser extent, an $8.2 million increase in the average balance of interest-bearing liabilities. Interest income increased primarily due to a $7.9 million increase in the average balance of interest-earning assets and, to a lesser extent, an 11 basis point increase in yield on interest-earning assets.

      Net interest income decreased $16,000, or 1.95%, for the three months ended June 30, 1996, as compared to the three months ended June 30, 1995. This decrease was due primarily to an increase in interest expense of $127,000, or 12.52%; offset partially by an increase in interest income of $112,000 or 6.10%. The decrease was due to the same reasons as stated above for the nine months ended June 30, 1996, as compared to the nine months ended June 30, 1995. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 115.4% for the three months ended June 30, 1995 to 113.6% for the three months ended June 30, 1996. The net decrease in interest-earning assets was due primarily to the repurchase of common stock and dividends paid in excess of current period earnings.

      Interest Income. Interest income for the nine months ended June 30, 1996, increased to $5.8 million from $5.3 million for the nine months ended June 30, 1995. This increase was caused primarily by a $7.9 million increase in the average outstanding amount of interest-earning assets during the nine month ended June 30, 1996, as compared to the nine months ended June 30, 1995 due to the increase in the average balance of loans receivable and investment securities financed by advances obtained from the Federal Home Loan Bank of Topeka and increased savings deposits. To a lesser extent, the increase was due to an increase in the average yield on interest-earning assets. The average yield on interest-earning assets increased 11 basis points to 7.61% at June 30, 1996, from 7.50% at June 30, 1995. This increase in yield was caused primarily by an increase in yield on the Company's loan portfolio from 8.12% to 8.29%. The increase in yield resulted from new loans originated at higher, current market rates of interest, as well as a portion of the Company's adjustable rate loans adjusting upward in response to increases in market rates.

      Interest income for the quarter ended June 30, 1996, increased to $1.9 million from $1.8 million for the quarter ended June 30, 1995. This increase was caused primarily by a $7.7 million increase in the average outstanding amount of interest-earning assets during the three months ended June 30, 1996, as compared to the three months ended June 30, 1995 due to the increase in the average balance of loans receivable, investment securities and mortgage-backed securities. These increases were partially offset by a decrease in the average yield on interest-earning assets of 14 basis points to 7.55% at June 30, 1996, from 7.69% at June 30, 1995.

      Interest Expense. Interest expense for the nine months ended June 30, 1996, increased by $716,000 to $3,461,000 as compared to $2,745,000 for the nine months ended June 30, 1995. This increase was primarily the result of a 66 basis point increase in average interest rates paid on interest-bearing liabilities, caused by increases in market interest rates, higher rates paid on new deposit products developed in fiscal 1995 and an increase in advances obtained from the Federal Home Loan Bank of Topeka which had higher interest rates than the deposit portfolio. To a lesser extent, the increase in interest expense was due to an $8.2 million increase in the average outstanding amount of interest-bearing liabilities during the nine months ended June 30, 1996 as compared to the nine months ended June 30, 1995. This increase in interest-bearing liabilities was primarily the result of a $7.4 million increase in the average outstanding balance of deposits due primarily to the "Platinum" money fund account introduced in May 1995. The "Platinum" money fund account is a limited transaction account which offers tiered rates with the highest rate paid on balances of $50,000 and above. To a lesser extent, the increase was due to a $780,000 increase in the average outstanding amount of advances obtained from the Federal Home Loan Bank of Topeka. The advances were used by the Company to invest in mortgage-backed securities at a positive spread over the term of the advances.

      Interest expense for the quarter ended June 30, 1996, increased by $127,000 to $1,141,000 as compared to $1,014,000 for the quarter ended June 30, 1995. This increase was primarily due to an $8.0 million increase in the average outstanding balance of interest-bearing liabilities during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This increase in interest-bearing liabilities was due to the same reasons as stated above. To a lesser extent, the increase was the result of a higher cost of funds in the second quarter of fiscal 1996 as compared to the same period of fiscal 1995. The average cost of funds was 5.03% in the fiscal 1996 period as compared to 4.90% for the fiscal 1995 period. This 13 basis point increase in the average cost of funds was due to higher interest rates in the market for savings deposits, which resulted in maturing certificates of deposit repricing at higher rates.

      Provision for Loan Losses. Based upon management's analysis of established reserves and review of the composition of the loan portfolio, including non-performing assets and other loans of concern, there was no provision for losses on loans for the three and nine months ended June 30, 1996 and June 30, 1995. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic and regulatory conditions dictate. However, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determinations as to the amount of the allowance for loan losses is subject to review by the regulatory agencies which can order the establishment of additional general or specific allowances.

      Non-interest Income. Non-interest income increased $320,000 to $523,000 during the nine months ended June 30, 1996 as compared to $203,000 for the nine months ended June 30, 1995. The increase was primarily due to a non-recurring $251,000 gain on the sale of FHLMC stock which was recognized in the nine months ended June 30, 1996, with no gains on the sale of securities recognized in the nine months ended June 30, 1995. Non-interest income increased $11,000 to $66,000 during the three months ended June 30, 1996 as compared to $55,000 for the three months ended June 30, 1995. Recurring non-interest income generally consists of servicing fees as well as deposit and other types of fees.

      Non-interest Expense. Total non-interest expense increased to $1,426,000 for the nine months ended June 30, 1996 from $1,377,000 for the nine months ended June 30, 1995, an increase of $49,000, or 3.56%. The increase was primarily due to increases in compensation and employee benefits of $52,000, data processing fees of $10,000, occupancy and equipment of $7,000 and federal deposit insurance premiums of $5,000. These increases were partially offset by a decrease in other expenses of $25,000. The increase in compensation expense was primarily the result of annual cost of living increases in salaries and bonuses, and increased compensation expense associated with the Company's ESOP plan due to the increase in the Company's stock price. See "Liquidity and Capital Resources" for information regarding the proposed legislation related to the proposed special assessment on deposits insured by the SAIF which may result in an increase in non-interest expense in the future.

      Total non-interest expense increased by $11,000 for the three months ended June 30, 1996, as compared to the three months ended June 30, 1995. The increase was due primarily to increases in compensation and employee benefits of $3,000, data processing fees of $4,000, occupancy and equipment of $3,000, and federal deposit insurance premiums of $4,000. These increases were partially offset by a decrease in other expenses of $3,000. The increase in non-interest expense for the three months ended June 30, 1996 was due to the same reasons as stated above.

      Income Tax Expense. Income tax expense was $565,000 for the nine months ended June 30, 1996 compared to $517,000 for the nine months ended June 30, 1995, an increase of $48,000. The Association's effective tax rates were 39.7% and 38.7% for the nine months ended June 30, 1996 and June 30, 1995, respectively.

      Income tax expense was $155,000 for the quarter ended June 30, 1996 compared to $159,000 for the quarter ended June 30, 1995, a decrease of $4,000. The Association's effective tax rates were 38.9% and 38.3% for the three months ended June 30, 1996 and June 30, 1995, respectively.

      Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank of Topeka advances and funds provided by operations. While scheduled loan and mortgage-backed security repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. Current Office of Thrift Supervision ("OTS") regulations require the Association to maintain cash and eligible investments in an amount equal to at least 5% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which the Association may rely if necessary to fund deposit withdrawals and other short-term funding needs. As of June 30, 1996, the Association's liquidity ratio was 7.08% as compared to 8.62% at September 30, 1995. These ratios exceeded the minimum regulatory liquidity requirements on both dates.

      The Company uses its capital resources principally to meet its ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At June 30, 1996, the Company had commitments to originate loans totaling $581,000. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

      Regulatory standards impose the following capital requirements on the
Association: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of June 30, 1996, the Association exceeded all fully phased-in regulatory capital standards.

      At June 30, 1996, the Association's tangible capital was $10.6 million, or 10.16%, of adjusted total assets, which is in excess of the 1.5% requirement by $9.0 million. In addition, at June 30, 1996, the Association had core capital of $10.6 million, or 10.16%, of adjusted total assets, which exceeds the 3% requirement by $7.5 million. The Association had risk-based capital of $11.1 million at June 30, 1996, or 24.72% of risk-adjusted assets, which exceeds the 8.0% risk-based capital requirements by $7.5 million.

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

      Federal law requires that the FDIC maintain reserves at both the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF") of at least 1.25% of insured deposits. The reserves are funded through the payment of insurance premiums by the insured institution members of each fund. The BIF reached this level during 1995. In November 1995, the FDIC revised the premium schedule for BIF-insured associations to provide for a range of 0% to .27% of deposits (as compared to the current range of .23% to .31% of deposits for SAIF-insured institutions) with an annual statutory minimum payment of $2,000. As a result of the BIF reaching the required reserve ratio, the revised premium schedule took effect in January 1996. The FDIC action does not affect the premium rates currently applicable to SAIF members, such as the Association, which range from .23% to .31% of deposits depending on the institution's capital level and other factors. As a result, BIF members generally pay lower premiums than SAIF members. While the magnitude of the competitive advantage of BIF-insured institutions and its impact on the Association's results of operations cannot be determined at this time, the decrease in BIF premiums could place the Association at a material competitive disadvantage. The Association currently qualifies for the minimum SAIF premium level of .23% of deposits.

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

                          Part II - Other Information


Item 1 - Legal Proceedings

         Not applicable.

Item 2 - Changes in Securities

         Not applicable.

Item 3 - Defaults upon Senior Securities

         Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits
                                                               Sequentially
                                                               Numbered Page
                                                              Where attached
                                                                 Exhibit
         Exhibit Number                                         is located
         --------------                                       --------------
               27, "Financial Data Schedule"                        20

         (b)      Reports on Form 8-K

                  None

                                  SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FIRST INDEPENDENCE CORPORATION
                                       Registrant




Date:    August 9, 1996                   /s/ Larry G. Spencer
     -------------------------------      --------------------
                                          Larry G. Spencer
                                          President and Chief Executive
                                          Officer



Date:    August 9, 1996                   /s/ James B. Mitchell
     -------------------------------      ---------------------
                                          James B. Mitchell
                                          Vice President and Chief Financial
                                          Officer