Form 10KSB
period 1996-09-30
FIRST INDEPENDENCE CORP /DE/
filed 1996-12-30
CIK 908486

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended September 30, 1996
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from                       to
                                        ---------------------    -------------

                         Commission File Number 0-22184

                         FIRST INDEPENDENCE CORPORATION
------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

          Delaware                                    36-3899950
------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

  Myrtle and Sixth Streets, Independence, Kansas                  67301
------------------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (316) 331-1660
                                                     --------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES X . NO ___.
                                                           ---
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State the issuer's revenues for its most recent fiscal year:
$8,261,288.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the NASDAQ Stock Market as of December 19, 1996, was $8.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of December 19, 1996, there were issued and outstanding 528,897 shares of the Registrant's Common Stock (including 8,731 shares of restricted stock issued pursuant to the Registrant's Recognition and Retention Plan).

                       DOCUMENTS INCORPORATED BY REFERENCE

           Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended September 30, 1996.

                    Part III of Form 10-KSB - Proxy Statement for 1997 Annual Meeting of Stockholders.

           Transitional Small Business Disclosure Format: YES __ NO X.
                                                                   ---

                                     PART I

Item 1.    Description of Business

General

         First Independence Corporation (the "Company") is a Delaware corporation which was formed at the direction of First Federal Savings and Loan Association of Independence ("First Federal" or the "Association") in June 1993 for the purpose of becoming the savings and loan holding company of First Federal. The Company owns all of the outstanding stock of First Federal issued on October 5, 1993 in connection with the completion of First Federal's conversion from the mutual to the stock form of organization (the "Conversion"). The Company issued 727,375 shares of common stock at a price of $10.00 per share in the Conversion. All references to the Company at or before October 5, 1993 refer to First Federal. At September 30, 1996, the Company had total assets of $108.5 million, and stockholders' equity of $13.0 million.

         First Federal is a federally chartered stock savings and loan association headquartered in Independence, Kansas. First Federal was originally organized in 1905 as a state-chartered savings and loan association and later converted to a federally chartered institution.

         First Federal has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Association attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one- to four-family residential mortgage loans. To a much lesser extent, the Association also originates loans secured by non-residential real estate and consumer loans and a limited amount of loans secured by multi-family real estate. Subject to market conditions and loan demand in its market area, the Association expects to continue to originate the same types of loans it currently offers, which include the origination of a limited number of commercial and multi-family real estate loans secured by property located in its market area. The Association does not intend to originate or purchase interests in commercial or multi-family real estate loans secured by properties located outside of its market area.

         The Association also invests in mortgage-backed securities which are insured by or guaranteed by federal agencies and other investment securities. See "Lending Activities - Originations, Purchases and Sales of Loans and Mortgage-Backed Securities."

         Like all federally chartered savings associations, First Federal's operations are regulated by the Office of Thrift Supervision (the "OTS"). First Federal is a member of the Federal Home Loan Bank System ("FHLB System") and a stockholder in the Federal Home Loan Bank ("FHLB") of Topeka. The Association is also a member of the Savings Association Insurance Fund ("SAIF") and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC").

         The principle sources of funds for the Association's lending activities include deposits, amortization and prepayment of loan principal (including mortgage-backed securities), sales or maturities of investment securities, mortgage-backed securities and short-term investments, borrowings and funds provided from operations.

         The Association's revenues are derived principally from interest on mortgage loans and mortgage-backed securities, interest on investment securities, dividends on FHLB stock, loan origination income and servicing fee income.

         The executive offices of the Company are located at Myrtle and Sixth Streets in Independence, Kansas 67301 and its telephone number is (316) 331-1660. Unless the context otherwise requires, all references herein to the Association or the Company include the Company and the Association on a consolidated basis.

Forward-Looking Statements

         When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Market Area

         Through its office in Independence, Kansas, First Federal currently serves primarily Montgomery County, Kansas and, to a lesser extent, Wilson County and the eastern part of Chautauqua County in Kansas. The Association competes in loan originations and in attracting deposits with approximately nine financial institutions serving its primary market area. The Association estimates its share of the savings market in Montgomery County to be approximately 17%.

         Independence, Kansas, located in southeastern Kansas, is approximately 110 miles from Wichita, Kansas. Independence is the County Seat of Montgomery County and the location of Independence Community College.

         Montgomery County has a population of approximately 37,000. Although the economy of southeast Kansas is closely tied to the gas, oil and agricultural industries, Montgomery County has attracted a variety of other industries. Major employers in Montgomery County include Automotive Controls Corp., Inc., a manufacturer of electronic and electrical parts, City Publishing Company, a publisher of cross-reference directories, Emerson Electric Co., a manufacturer of small electric motors, Hackney & Sons (Midwest) Inc., a manufacturer of beverage delivery truck bodies, Heartland Cement, a manufacturer of cement and Cessna Aircraft, a manufacturer of single engine airplanes.

Lending Activities

         General. Historically, the Association originated fixed-rate mortgage loans. Since 1982, however, the Association has emphasized, subject to market conditions, the origination and holding of adjustable-rate mortgage ("ARM") loans and loans with shorter terms to maturity than traditional 30-year, fixed-rate loans. Management's strategy has been to increase the percentage of assets in its portfolio with more frequent repricing or shorter maturities. In response to customer demand, however, the Association continues to originate for its loan portfolio fixed-rate mortgages with terms not greater than 30 years.

         The Association's primary focus in lending activities is on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. To a much lesser extent, the Association also originates loans secured by non-residential real estate and consumer loans and a limited amount of multi-family real estate loans. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities." At September 30, 1996, the Association's net loan portfolio totaled $67.7 million.

         All loans must be reviewed by a committee comprised of the Association's President and three other officers of the Association. The committee has authority to approve loans secured by real estate to any one borrower of up to $175,000. The executive committee has authority to approve loans up to $250,000 which provide for a personal guarantee from the borrower. Loans in excess of this limit require approval of the Board of Directors. All loan approvals made by the loan committee are ratified by the Board of Directors.

         The aggregate amount of loans that the Association is permitted to make under applicable federal regulations to any one borrower, including related entities, is generally equal to the greater of 15% of unimpaired capital and surplus or $500,000. At September 30, 1996, the maximum amount which the Association could have lent to any one borrower and the borrower's related entities was approximately $1.6 million. See "Regulation - Federal Regulation of Savings Associations."

         Loan Portfolio Composition. The following information sets forth the composition of the Association's loan portfolio in dollar amounts and in percentages (before deductions (or additions) for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.


                                                                                At September 30,
                                          -------------------------------------------------------------------------------------
                                                      1996                           1995                         1994
                                          -------------------------------------------------------------------------------------
                                             Amount           Percent          Amount        Percent        Amount      Percent
                                          -----------       -----------      ----------    -----------    ----------   ---------
                                                                             (Dollars in Thousands)
Real Estate Loans
 One- to four-family.....................     $57,353             82.29%        $50,747        82.34%        $48,459      82.92%
 Multi-family............................       1,371              1.97           1,420         2.30           1,471       2.52
 Non-residential.........................       7,224             10.36           7,454        12.10           6,937      11.87
 Construction............................       1,834              2.63             526         0.85             742       1.27
                                               ------              ----       ---------      -------       ---------     ------
    Total real estate loans..............      67,782             97.25          60,147        97.59          57,609      98.58
                                               ------             -----        --------       ------        --------     ------

Consumer Loans:

 Deposit account.........................         364              0.52             314         0.50             328        .55
 Automobile..............................         402              0.58             269         0.44             144        .25
 Home equity.............................         781              1.12             641         1.04             210        .36
 Home improvement........................         183              0.26             102         0.17              80        .14
 Other...................................         185              0.27             159         0.26              69        .12
                                               ------           -------       ---------      -------       ---------     ------

    Total consumer loans.................       1,915              2.75           1,485         2.41             831       1.42
                                               ------           -------        --------      -------       ---------     ------

     Total Loans.........................      69,697            100.00%         61,632       100.00%         58,440     100.00%
                                                                 ======                       ======                     ======

Less:

 Loans in process........................       1,050                               372                          710
 Deferred fees and discounts.............         274                               200                          168
 Allowance for losses....................         690                               690                          667
                                              -------                           -------                      -------
 Total loans receivable, net.............    $ 67,683                           $60,370                      $56,895
                                             ========                           =======                      =======

         The following table shows the composition of the Association's loan portfolio by fixed- and adjustable-rate categories at the dates indicated.


                                                                                       September 30,
                                                -----------------------------------------------------------------------------------
                                                           1996                              1995                       1994
                                                ------------------------------ ---------------------------------- -----------------
                                                 Amount         Percent         Amount         Percent      Amount       Percent
                                                --------       ---------       --------       ---------    --------     ---------
                                                                               (Dollars in Thousands)

Fixed-Rate Loans
 Real estate:
  One- to four-family........................      $31,231         44.81%        $23,163       37.59%        $21,549       36.87%
  Multi-family...............................          871          1.25             821        1.33           1,027        1.76
  Non-residential............................        4,835          6.94           5,304        8.61           5,427        9.29
  Construction...............................          ---           ---             526        0.85             742        1.27
                                                  --------       -------         -------      ------         -------      ------
    Total fixed-rate real estate loans.......       36,937         53.00          29,814       48.38          28,745       49.19
 Consumer....................................        1,437          2.06           1,123        1.82             805        1.38
                                                    ------         -----          ------       -----         -------       -----
    Total fixed-rate loans...................       38,374         55.06          30,937       50.20          29,550       50.57
                                                    ------         =====          ------       -----          ------       -----

Adjustable-Rate Loans
 Real estate:
  One- to four-family........................       26,122         37.47          27,584       44.75          26,910       46.05
  Multi-family...............................          500          0.72             599        0.97             444        0.76
  Non-residential............................        2,389          3.43           2,150        3.49           1,510        2.58
  Construction...............................        1,834          2.63             ---         ---             ---         ---
                                                    ------         -----        --------      ------        --------     -------
     Total adjustable-rate real estate loans.       30,845         44.25          30,333       49.21          28,864       49.39
 Consumer....................................          478          0.69             362        0.59              26        0.04
                                                   -------         -----        --------      ------       ---------      ------
     Total adjustable-rate loans.............       31,323         44.94          30,695       49.80          28,890       49.43
                                                    ------         -----         -------      ------        --------      ------

     Total Loans.............................       69,697        100.00%         61,632      100.00%         58,440      100.00%
                                                                  ======                      ======                      ======

Less
 Loans in process............................        1,050                           372                         710
 Deferred fees and discounts.................          274                           200                         168
 Allowance for losses........................          690                           690                         667
                                                    ------                      --------                    --------

 Total loans receivable, net.................      $67,683                       $60,370                     $56,895
                                                   =======                       =======                     =======


         The following schedule shows the scheduled contractual maturities of the Association's loan portfolio at September 30, 1996. Mortgages which have adjustable or renegotiable interest rates are shown as repaying in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                                 Real Estate
                              -----------------------------------------------
                                     One- to               Multi-family, and
                                   Four-Family              Non-Residential       Construction        Consumer         Total
                              ----------------------- ------------------------ ------------------- ---------------- ---------------
                                          Weighted              Weighted             Weighted          Weighted           Weighted
                                           Average               Average              Average           Average           Average
                              Amount        Rate     Amount       Rate     Amount      Rate     Amount   Rate     Amount    Rate
                             -------  -------------  ------  ------------  ------  -----------  ------ ---------  ------  ---------
                                                                             (Dollars in Thousands)

    Due During Periods
   Ending September 30,
------------------------
1997(1)....................    $    66     8.25%   $     1        8.50%      $721     6.74%      $955      9.35%  $  1,743    8.23%
1998.......................         39     8.62        ---         ---        144     7.50        221      8.77        404    8.30
1999.......................        196     8.55        291        8.44        ---      ---        209      9.36        696    8.75
2000 and 2001..............        948     7.89      1,372       10.01        ---      ---        365     10.10      2,685    9.27
2002 to 2006 ..............      6,375     7.84      1,983        8.63        ---      ---        165      8.56      8,523    8.04
2007 to 2021...............     36,539     7.73      4,799        7.53        479     7.47        ---       ---     41,817    7.70
2022 and following.........     13,190     7.59        149        8.25        490     7.52        ---       ---     13,829    7.59
                                                                                                                   -------
                                                                                                                   $69,697
                                                                                                                   =======

--------------------
(1) Includes demand loans, loans having no stated maturity and overdraft loans.

         The total amount of loans due after September 30, 1997, which have predetermined interest rates is $37.1 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $30.8 million.

         One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Association's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers and builders. The Association has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area. At September 30, 1996, the Association's one- to four-family residential mortgage loans, totaled $57.4 million, or 82.3% of the Association's loan portfolio.

         The Association currently makes adjustable-rate, one- to four-family residential mortgage loans in amounts up to 95% of the appraised value, or selling price, of the security property, whichever is less. For loans with a loan-to-value ratio of 90% or greater, the Association requires private mortgage insurance equal to 20% of the loan value in order to reduce the Association's exposure level. For loans with loan-to-value ratios of greater than 80% but less than 90%, the Association typically requires private mortgage insurance to reduce the Association's exposure. The determination as to whether to obtain such insurance is made on a case-by-case basis, based on a variety of factors including the borrower's payment history, the borrower's length of employment, the quality of the property, the term of the loan and the debt to income ratio of the borrower. At September 30, 1996, the Association had 400 loans totalling $20.5 million with a loan-to-value ratio of greater than 80% but less than 90% and 223 loans totalling $10.7 million with a loan-to-value ratio of 90% or greater.

         The Association currently offers one-year ARM loans at rates determined in accordance with market and competitive factors for a term of up to 30 years. The interest rate charged on ARM loans currently originated by the Association is based upon the one year Constant Maturity Treasury Index. The adjustable-rate loans currently originated by the Association provide for a 2% annual cap and floor, and a 5% lifetime cap on the interest rate adjustment over the rate in effect on the date of origination. The actual interest rate on these adjustable-rate loans may not be reduced below 5% over the life of the loan. The annual and lifetime caps on interest rate increases reduce the extent to which these loans can help protect the Association against interest rate risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Company's Annual Report to Stockholders attached hereto as Exhibit 13 (the "Annual Report"). Approximately 23.1% of the loans secured by one- to four-family real estate originated by the Association during fiscal 1996 were originated with adjustable rates of interest. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities."

         Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Association believes that these risks, which have not had a material adverse effect on the Association to date, are more than outweighed by the benefits received by the Association in offering ARM loans.

         The Association also originates fixed-rate mortgage loans. Fixed-rate loans currently originated by the Association have terms of up to 30 years. Interest rates charged on these fixed-rate loans are competitively priced according to local market conditions.

         In underwriting residential real estate loans, the Association evaluates the borrower's ability to make monthly payments, employment history, credit history and the value of the property securing the loan. Potential borrowers are typically qualified for both adjustable- and fixed-rate loans based upon the initial or stated rate of the loan. Adjustable rate loans increase the risk of default to the extent the interest rate adjusts upward and the borrower is unable to make the payments at the increased rate. Although borrowers on adjustable-rate loans are qualified based upon the initial rate of the loan, if a borrower's debt to income ratios are marginal, the Association will take into consideration the borrower's ability to make future payments in the event the interest rate adjusts upward. Since the size of the Association's average new loan originated is approximately $48,200, management believes increases in interest rates do not generally increase payment amounts to levels that would significantly impair the borrower's ability to make monthly payments.

         An appraisal of the security property is obtained on all loan applications from Board-approved independent fee appraisers. In connection with the origination of residential real estate loans, the Association generally requires that the borrower obtain an opinion from an attorney regarding the title to the property or title insurance and fire and casualty insurance, as well as flood insurance, where applicable, to protect the Association's interest.

         Approximately $2.7 million, or 4.6% of the Association's one- to four-family residential mortgage loan portfolio, was purchased by the Association. These loans are primarily secured by property located in Texas and have been in the Association's portfolio for several years. The Association has purchased only a limited amount of one- to four-family residential mortgage loans since 1989. The level of delinquencies in the Association's portfolio of purchased loans secured by one- to four-family residential real estate is consistent with that of the loans originated and retained by the Association.

         The Association's residential mortgage loans customarily include due-on-sale clauses giving the Association the right to declare the loan immediately due and payable in the event, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid. The Association has enforced due-on-sale clauses in its mortgage contracts for the purpose of increasing its loan portfolio yield. The yield increase is obtained through the authorization of assumptions of existing loans at higher rates of interest and the imposition of assumption fees. One- to four-family real estate loans may be assumed provided home buyers meet the Association's underwriting standards and the loan terms are modified, to the extent necessary, to conform with present yield and maturity requirements.

         As a result, in part, of the decrease in loan demand for residential loans in the Association's principal market area during recent periods and the Association's asset/liability management objectives, First Federal has increased its investments in mortgage-backed securities. Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity. For information regarding the carrying and market values of First Federal's mortgage-backed securities portfolio, see Note C of the Notes to Consolidated Financial Statements in the Annual Report. The Association has also, from time to time, purchased single-family loans from other financial institutions. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition" in the Annual Report.

         The Association also makes a limited number of construction loans to individuals for the construction of their residences. There were $1,834,000 of construction loans outstanding at September 30, 1996.

         Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs up to 12 months. These construction loans have rates and terms which match any one- to four-family loans then offered by the Association, except that during the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

         Because of the uncertainties inherent in estimating development and construction costs, it is relatively difficult to evaluate accurately the total loan funds required to complete a project. Also, the funding of loan fees and interest during the construction phase makes the monitoring of the progress of the project particularly important, as customary early warning signals of project difficulties may not be present.

         Non-Residential/Multi-Family Real Estate Lending. In order to enhance the yield on and decrease the average term to maturity of its assets, the Association has originated and purchased permanent loans and participation interests in loans originated by other lenders secured by non-residential and multi-family real estate. The Association also has a limited amount of loans secured by land. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report. At September 30, 1996, the Association had $8.6 million in non-residential/ multi-family real estate loans, representing 12.3% of the Association's loan portfolio.

         Approximately 19.5% of the property securing the Association's non-residential/multi-family (including land) real estate loan portfolio is located outside the Association's primary market area. Many of the properties securing these purchased loans or participations are located in Texas and neighboring states. Some of these areas have experienced adverse economic conditions including a general softening in real estate markets and the local economy, which may result in increased loan delinquencies and loan losses. However, most of the Association's non-residential/multi-family real estate loan portfolio is seasoned and, during the past five years, the Association has had no significant purchases or participations in such loans.

         The table below sets forth, by type of security property, the Association's non-residential/ multi-family real estate loans at September 30, 1996.


                                                                Number        Outstanding            Amount
                                                                  of           Principal         Non-Performing
                                                                 Loans          Balance           or of Concern
                                                              -----------   ---------------     -----------------
                                                                             (Dollars in Thousands)

Multi-family................................................        8            $ 1,372                  $---
Small business facilities and office buildings..............       45              4,052                    99
Health care facility........................................        6              1,281                   ---
Churches....................................................        5                285                   ---
Warehouse/mini-storage......................................        3                358                   ---
Shopping centers............................................        1                 76                   ---
Hotel/motel.................................................        2                778                   ---
Land........................................................       11                393                   ---
                                                                   --             ------                   ---

    Total multi-family residential and non-residential real
        estate loans........................................       81             $8,595                   $99
                                                                   ==              =====                    ==

         Permanent non-residential and multi-family real estate loans originated by the Association generally have terms ranging from 5 to 20 years and up to a 30-year amortization schedule. Rates on permanent loans either (i) adjust (subject, in some cases, to specified interest rate caps) at one year intervals to specified spreads over an index, (ii) float (subject, in some cases, to specified interest rate caps) with changes in a specified prime rate or (iii) carry fixed rates. Under the Association's current loan policy, multi-family/non-residential real estate loans (other than loans to facilitate) are written in amounts of up to 80% of the appraised value of the properties.

         Appraisals on properties securing non-residential and multi-family real estate property loans originated by the Association are performed by an independent appraiser designated by the Association at the time the loan is made. All appraisals on multi-family and non-residential real estate loans are reviewed by the Association's management. In addition, the Association's underwriting procedures generally require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. Personal guarantees are generally obtained for all or a portion of the Association's multi-family/non-residential real estate loans. While the Association continues to monitor multi-family/non-residential real estate loans on a regular basis after origination, updated appraisals are not normally obtained after closing unless the Association believes that there are questions regarding the progress of the loan or the value of the collateral.

         At September 30, 1996, the Association had no non-residential/multi-family real estate loans to one borrower, or group of borrowers, which had an existing carrying value in excess of $500,000, except for the loans to four unrelated borrowers or groups of borrowers described below. The first loan is secured by a hotel located in Columbia, Missouri and had an outstanding balance at September 30, 1996 of $732,000. This loan was reviewed by the OTS prior to origination and has been current since its inception in June 1991. The other loans in excess of $500,000 at September 30, 1996, included a loan to one borrower totalling $636,000 secured by an apartment building located in Rogers, Arkansas; a loan with an outstanding balance of $527,000 secured by a shopping center in Dallas, Texas; and a loan with an outstanding balance of $738,000 secured by an apartment building located in Gladstone, Missouri. All of these loans were current at September 30, 1996. See "Regulation - Federal Regulation of Savings Associations."

         Non-residential/multi-family real estate lending affords the Association an opportunity to receive interest at rates higher than that generally available from one- to four-family residential lending. Nevertheless, loans secured by such properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by non- residential/multi-family real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. The Association has attempted to minimize these risks through its underwriting standards and by lending primarily on existing income-producing properties.

         The Association also generally maintains an escrow account for most of its loans secured by real estate, in order to ensure that the borrower provides funds to cover property taxes in advance of the required payment. These accounts are analyzed annually to confirm that adequate funds are available. For loans which do not include an escrow requirement, an annual review of tax payments is performed by the Association in order to confirm payment. In order to monitor the adequacy of cash flows on income-producing properties, the borrower or lead lender is notified annually, requesting financial information including rental rates and income, maintenance costs and an update of real estate property tax payments.

         Consumer Lending. Consumer loans generally have shorter terms to maturity (thus reducing First Federal's exposure to changes in interest rates) and carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that the offering of consumer loan products helps to expand and create stronger ties to its existing customer base, by increasing the number of customer relationships and providing cross-marketing opportunities. At September 30, 1996, the Association's consumer loan portfolio totaled $1.9 million, or 2.8% of its loan portfolio. Under applicable federal law, the Association is authorized to invest up to 35% of its assets in consumer loans.

         First Federal offers a variety of secured consumer loans, including home equity loans, home improvement loans, auto loans, and loans secured by savings deposits and other consumer collateral. The Association also offers a limited amount of unsecured loans. The Association currently originates all of its consumer loans in its market area. The Association's home equity and home improvement loans comprised approximately 50.3% of the Association's total consumer loan portfolio. These loans are generally originated in amounts, together with the amount of the existing first mortgage, of up to 90% of the appraised value of the property securing the loan. The term to maturity on such loans may be up to seven years. Other consumer loan terms vary according to the type of collateral, length of contract and credit worthiness of the borrower. The Association's consumer loans generally have a fixed rate of interest, except for the home equity lines of credit which adjust based upon changes in the prime rate.

         The Association does not originate any consumer loans on an indirect basis (i.e., where loan contracts are purchased from retailers of goods or services which have extended credit to their customers).

         The underwriting standards employed by the Association for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

         Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as checking account overdraft privilege loans, or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Association's consumer loan portfolio has generally been low (at September 30, 1996, $29,000, or approximately 1.5% of the consumer loan portfolio, was 60 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.


Originations, Purchases and Sales of Loans and Mortgage-Backed Securities

         The Association originates real estate loans through marketing efforts, the Association's customer base, walk-in customers, and referrals from real estate brokers. The Association originates both adjustable-rate and fixed-rate loans. Its ability to originate loans is dependent upon the relative demand for fixed-rate or ARM loans in the origination market, which is affected by the term structure (short-term compared to long-term) of interest rates as well as the current and expected future level of interest rates.

         Historically, the Association has also purchased loans and loan participations, predominantly for non-residential real estate and one- to four-family residential loans. Such purchases have enabled First Federal to offset the relatively low level of loan demand in the Association's principal market areas, to take advantage of favorable lending opportunities in other markets, to diversify its portfolio and to limit origination expenses while generally providing the Association with a higher yield than was available on mortgage-backed securities.

         The Association has underwritten its loan purchases using the same criteria it uses in originating loans. Servicing of purchased loans is generally performed by the seller. At September 30, 1996, approximately $4.7 million of First Federal's loan portfolio was serviced by others. During the year ended September 30, 1996, the Association did not purchase any loans secured by non-residential real estate or any unsecured loans.

         During recent years, most of the Association's loan purchase opportunities have been at yields that management believed were not sufficiently higher than the yields of comparable mortgage-backed securities that were guaranteed by a Federal agency as to principal and interest (or derived from certificates that were so guaranteed) to offset such credit protection. Accordingly, the Association has recently increased its mortgage-backed securities portfolio rather than loan purchases. See "Investment Activities - Mortgage-Backed Securities."

         The Association had $2.5 million in loans serviced for others as of September 30, 1996.

         The following table shows the loan origination, purchase, sale and repayment activities of the Association for the periods indicated.


                                                                                    Year Ended September 30,
                                                                             --------------------------------------
                                                                              1996           1995           1994
                                                                             --------     ----------       --------
                                                                                         (In Thousands)

Originations by type
 Adjustable-rate:
  Real estate - one- to four-family....................................         $4,465        $ 6,144        $ 3,302
                - multi-family.........................................            ---            173            ---
                - non-residential......................................            614            921            104
  Consumer - home equity...............................................            314            469            ---
                                                                                ------       --------      ---------
         Total adjustable-rate.........................................          5,393          7,707          3,406
                                                                                ------        -------        -------
 Fixed-rate:
  Real estate - one- to four-family....................................         14,879          5,886          8,940
                - multi-family.........................................            ---            ---            ---
                - non-residential......................................            320            219          2,072
  Consumer - non-real estate...........................................          1,429          1,234            833
                                                                                ------        -------       --------
         Total fixed-rate..............................................         16,628          7,339         11,845
                                                                                ------        -------        -------
         Total loans originated........................................         22,021         15,046         15,251
                                                                                ------        -------        -------

Purchases
  Mortgage-backed securities (excluding
    REMICs and CMOs)...................................................          4,660          2,982         10,093
  REMICs and CMOs......................................................            ---            ---         10,157
                                                                                ------      ---------        -------
         Total purchased...............................................          4,660          2,982         20,250
                                                                                 -----        -------        -------

Sales and Repayments
  Mortgage-backed securities...........................................          5,237          3,041          4,533
  Transfer of mortgage-backed securities to mortgage-backed
      securities available for sale....................................            ---            968            ---
  Principal repayments(1)..............................................         13,956         11,854         16,059
                                                                                ------         ------        -------
        Total reductions...............................................         19,193         15,863         20,592
Increase (decrease) in other items, net(2).............................          (730)            287          (449)
                                                                               -------        -------      --------
         Net increase (decrease).......................................         $6,758        $ 2,452        $14,460
                                                                                ======        =======        =======

-------------
(1) Includes transfers to real estate acquired through foreclosure.
(2) Consists of loans in process, net deferred origination costs, unamortized discounts and allowance for loan losses.

Asset Quality

         When a borrower fails to make a required payment on a loan, the Association attempts to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by real estate, a computer generated late notice is sent 15 days after the due date. If the delinquency is not cured between the 30th and 60th day, a personal letter is sent to the borrower and if the delinquency is not cured by the 75th day, contact with the borrower is made by phone. Additional written and verbal contacts are made with the borrower to the extent the borrower appears to be cooperative. If the delinquency is not cured or a payment plan arranged by the 90th day, the Association sends a 30-day default letter and, once that period elapses, usually institutes appropriate action to foreclose on the property. Interest income on loans at this point is reduced by the full amount of accrued and uncollected interest. If foreclosed, the property is sold at a sheriff's sale and may be purchased by the Association. Delinquent consumer loans are handled in a similar manner. If these efforts fail to bring the loan current, appropriate action may be taken to collect any loan payment that remains delinquent. The Association's procedures for repossession and sale of consumer collateral are subject to various requirements under Kansas consumer protection laws.

         Real estate acquired by First Federal as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate acquired through foreclosure until it is sold. When property is acquired, it is recorded at the lower of the loan's unpaid principal balance (cost) or fair value less estimated selling expenses at the date of acquisition and any write-down resulting therefrom is charged to the allowance for losses on loans. See Note A of the Notes to Consolidated Financial Statements in the Annual Report. Upon acquisition, all costs incurred in maintaining the property are expensed. However, costs relating to the development and improvement of the property are capitalized to the extent of net realizable value.

         Delinquent Loans. The following table sets forth information concerning delinquent loans at September 30, 1996, in dollar amounts and as a percentage of the Association's loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

                                                          Loans Delinquent for:
                                 -----------------------------------------------------------------       Total Loans Delinquent
                                            60-90 Days                           Over 90 Days                60 Days or more
                                 -----------------------------------------------------------------   ---------------------------
                                                       Percent of                       Percent of                    Percent of
                                                       Total Loan                       Total Loan                    Total Loan
                                   Number     Amount    Portfolio    Number   Amount     Portfolio   Number   Amount   Portfolio
                                   ------     ------   ----------    ------   ------    ----------   ------   ------  ----------
                                                                            (Dollars in Thousands)

Real Estate:
  One- to four-family...........        8       $168         0.24%      15       $331       0.48%      23       $499      0.72%
  Non-residential...............      ---        ---         ---         1         99       0.14        1         99      0.14
  Construction..................      ---        ---         ---         1         94       0.13        1         94      0.13
Consumer. . . . . ..............        1          3         ---         4         26       0.04        5         29      0.04
                                      ---       ----         -----      --        ---       ----       --        ---      ----

     Total......................        9       $171         0.24%      21       $550       0.79%      30       $721      1.03%
                                      ===       ====         ====       ==       ====       ====       ==       ====      ====


         The following table sets forth information concerning delinquent loans at September 30, 1995, in dollar amounts and as a percentage of the Association's loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

                                                            Loans Delinquent for:
                                      ----------------------------------------------------------------    Total Loans Delinquent
                                              60-90 Days                            Over 90 Days              60 Days or more
                                      ----------------------------------------------------------------  ---------------------------
                                                           Percent of                       Percent of                   Percent of
                                                           Total Loan                       Total Loan                   Total Loan
                                      Number     Amount     Portfolio    Number   Amount    Portfolio   Number   Amount   Portfolio
                                      ------     ------    ----------    ------   ------    ----------  ------   ------   ---------
                                                                               (Dollars in Thousands)

Real Estate:
  One- to four-family............         6     $  111         0.18%       10     $  560       0.91%      16     $  671      1.09%
  Non-residential................       ---        ---        ---           1        100       0.16        1        100      0.16
Consumer. . . . . ...............       ---        ---        ---           1         11       0.02        1         11      0.02
                                       ----    -------      -----         ---    -------       ----      ---    -------      ----

     Total.......................         6     $  111         0.18%       12     $  671       1.09%      18       $782      1.27%
                                        ===     ======         ====       ===     ======       ====      ===       ====      ====

         Non-Performing Assets. The table below sets forth the amounts and categories of the Association's non-performing assets. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. As a matter of policy, the Association does not generally accrue interest on loans past due more than 90 days. For all periods presented, troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates) are included in the following table. Real estate acquired through foreclosure includes assets acquired in settlement of loans and reflects the lower of cost or fair value less selling expense.


                                                                                  Year Ended September 30,
                                                                         ------------------------------------------
                                                                          1996              1995              1994
                                                                         ------------------------------------------
                                                                                    (Dollars in Thousands)

Non-accruing loans:
  One- to four-family.........................................             $148            $  444            $  573
  Non-residential real estate.................................               99               100                40
  Construction................................................               94               ---               ---
  Consumer....................................................               26                11                14
                                                                            ---           -------           -------
     Total non-accruing loans.................................              367               555               627
                                                                            ---           -------           -------

Accruing loans delinquent 90 days or more:
  One- to four-family.........................................              183               116               185
  Non-residential real estate.................................              ---               ---               101
                                                                           ----          --------            ------
     Total accruing loans delinquent 90 days or more..........              183               116               286
                                                                            ---           -------            ------

Troubled debt restructurings:
  One- to four-family.........................................               52                56                59
     Total troubled debt restructurings.......................               52                56                59
                                                                            ---           -------           -------

Total non-performing loans....................................              602               727               972
                                                                            ---           -------           -------

Real estate acquired through foreclosure:
  One- to four-family.........................................               12               ---                30
  Non-residential real estate.................................              ---                62               204
                                                                           ----           -------           -------
     Total real estate acquired through foreclosure...........               12                62               234
                                                                            ---           -------           -------

Total non-performing assets...................................             $614            $  789            $1,206
                                                                           ====            ======            ======
Total as a percentage of total assets........................              0.57%             0.77%             1.27%
                                                                           ====              ====              ====

         For the year ended September 30, 1996, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $30,707. The amount included in interest income on such loans was $11,262 for the year ended September 30, 1996.

         Included in non-accruing loans at September 30, 1996, were nine loans totalling $242,000 secured by one- to four-family real estate, one loan totalling $99,000 secured by non-residential real estate, and four consumer loans totalling $26,000. All non-accruing loans at September 30, 1996, were located in the Association's primary market. At September 30, 1996, accruing loans delinquent in excess of 90 days included six loans totaling $183,000 secured by one- to four-family real estate. At September 30, 1996, all of the Association's accruing loans delinquent in excess of 90 days secured by real estate were located in the Association's primary market area.

         Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of September 30, 1996, there was also one loan with a net book value of $210,000 with respect to which known information about the possible credit problems of the borrower have caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in the future inclusion of such item in the non-performing asset categories.

         Management has considered loans of concern in establishing the Association's allowance for loan losses.

         Real Estate Acquired through Foreclosure. At September 30, 1996, the Association's real estate acquired through foreclosure consisted of one single family residence located in the Association's market area with a carrying value of $12,000, which is currently offered for sale.

         Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are placed on a "watch list" by management.

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances.

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Association regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. Classified assets of the Association all of which, at September 30, 1996, are included in the table of non-performing assets above or are described under the caption "- Other Loans of Concern" above, were as follows:


                                                                                        September 30,
                                                                        -----------------------------------------------
                                                                           1996              1995              1994
                                                                        -----------------------------------------------
                                                                                  (In Thousands)

Substandard...................................................              $676            $1,003            $1,429
Doubtful......................................................                95                89                93
Loss..........................................................               ---               ---               ---
                                                                          ------          --------          --------

Total classified assets.......................................              $771            $1,092            $1,522
                                                                            ====            ======            ======


         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan allowance. Although management believes it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations. At September 30, 1996, the Association had an allowance for loan losses of $690,009.

         The following table sets forth an analysis of the Association's allowance for loan losses at the dates indicated.


                                                                                      Year Ended September 30,
                                                                               -------------------------------------
                                                                                  1996          1995          1994
                                                                                -----------------------------------
                                                                                      (Dollars In Thousands)

Balance at beginning of period...........................................          $690          $667          $668

Charge-offs:
  One- to four-family....................................................           ---            15             7
  Non-residential real estate............................................           ---           ---            47
                                                                                 ------       -------         -----
     Total Charge-offs...................................................           ---            15            54
                                                                                 ------        ------         -----

Recoveries:
  One- to four-family....................................................           ---           ---           ---
  Multi-family...........................................................           ---           ---           ---
  Non-residential real estate............................................           ---            38             8
                                                                                 ------        ------         -----
     Total recoveries....................................................           ---            38             8
                                                                                 ------        ------         -----

  Net charge-offs........................................................           ---          (23)            46
                                                                                 ------       ------          -----
Additions charged to operations..........................................           ---           ---            45
                                                                                 ------        ------         -----
Balance at end of period.................................................          $690          $690          $667
                                                                                   ====          ====          ====

Ratio of net charge-offs during the period to total loans at end of
period...................................................................         0.00%        (0.04)%         0.08%
                                                                                  ====         =====          =====

Allowance for loan losses to total loans at end of period................         1.02%         1.14%          1.17%
                                                                                  ====         =====          =====

Allowance for loan losses to non-performing loans at end of period.......       114.62%        94.91%         68.62%
                                                                                ======         =====          =====


         The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:


                                                                           September 30,
                                              --------------------------------------------------------------------
                                                             1996                   1995                    1994
                                              ---------------------------------------------------------------------
                                                            Percent                Percent                 Percent
                                                           of Loans               of Loans                of Loans
                                                            in Each                in Each                 in Each
                                                           Category               Category                Category
                                                           to Total               to Total                to Total
                                                Amount       Loans     Amount       Loans      Amount       Loans
                                              ----------------------------------------------------------------------
                                                                     (Dollars in Thousands)
Real Estate
  One- to four-family........................   $357       82.29%      $ 343        82.34%     $ 336        82.92%
  Multi-family...............................    ---        1.97          17         2.30         18         2.52
  Non-residential............................     87       10.36          87        12.10         84        11.87
Construction.................................     11        2.63       -----          .85      -----         1.27
Consumer.....................................     30        2.75           7         2.41          4         1.42
Unallocated..................................    205      ------         236       ------        225          ---
                                                ----      ------       -----       ------      -----       ------
    Total....................................   $690      100.00%      $ 690       100.00%     $ 667       100.00%
                                                ====      ======       =====       ======      =====       ======

Investment Activities

         General. First Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Association has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At September 30, 1996, the Association's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 8.01%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report and "Regulation - Liquidity."

         Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

         Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company's asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives.

         Investment Securities. At September 30, 1996, investment securities totaled $7.2 million, or 6.7% of total assets. As of such date, the Association also had a $1.2 million investment in FHLB stock, satisfying its requirement for membership in the FHLB of Topeka. It is the Company's general policy to purchase investment securities which are U.S. Government securities or federal agency obligations or other issues that are rated investment grade or have credit enhancements. At September 30, 1996, the average term to maturity or repricing of the investment portfolio was 4.4 years.

         The following table sets forth the composition of the Company's securities portfolio at the dates indicated.


                                                                                            September 30,
                                                                       1996                     1995                 1994
                                                               -------------------------------------------------------------------
                                                                 Book         % of     Book         % of          Book     % of
                                                                 Value       Total     Value        Total         Value    Total
                                                               -------------------------------------------------------------------
                                                                                      (Dollars in Thousands)
Securities held to maturity:
  U.S. Government securities................................... $    ---        ---%   $  ---           ---%     $1,969      37.30%
  Federal agency obligations...................................    2,000      23.60     1,000         11.68       2,004      37.96
  Other marketable equity securities(1)........................      ---        ---       ---           ---         272       5.15
                                                                 -------     -------  --------      -------     -------     ------
     Total securities held to maturity.........................    2,000      23.60     1,000         11.68       4,245      80.41
                                                                   -----      -----    ------         -----      ------     ------

Securities available for sale:
  U.S. Government securities...................................    1,993      23.52     1,997         23.32     $   ---        ---
  Federal agency obligations...................................    2,934      34.62     3,981         46.48         ---        ---
  FHLMC preferred stock........................................      ---        ---       253          2.95          12        .23
  Other marketable equity securities(1)........................      308       3.63       294          3.43         ---        ---
                                                                  ------     ------    ------        ------    --------     -------
     Total securities available for sale.......................    5,235      61.77     6,525        76.18           12        .23
                                                                   -----      -----    ------        -----      -------    -------

  FHLB stock...................................................    1,240      14.63     1,040         12.14       1,022      19.36
                                                                 -------     ------    ------        ------      ------     ------
     Total securities and FHLB stock...........................   $8,475     100.00%   $8,565        100.00%     $5,279     100.00%
                                                                  ======     ======    ======        ======      ======     ======
  Average remaining life or term to repricing of securities
   (excluding FHLMC preferred stock, FHLB stock and other
   marketable equity securities)...............................       5.04 yrs.             4.49 yrs.                1.90 yrs.
Other Interest-Earning Assets:
  Short-term money market investments..........................   $1,010    100.00%   $ 1,745       100.00%      $1,044    100.00%
                                                                  ------    ------    -------       ------        -----    ------
     Total.....................................................   $1,010    100.00%   $ 1,745       100.00%      $1,044    100.00%
                                                                  ======    ======    =======       ======       ======    ======

Average remaining life or term to repricing of securities and other interest-earning assets (excluding FHLB stock, FHLMC
  preferred stock and other marketable equity securities)......       4.40 yrs.            3.59 yrs.                 1.50 yrs.

--------------
(1) Represents primarily investments in mutual funds investing in U.S. Government securities and federal agency obligations.

         The composition and maturities of the securities portfolio, excluding FHLB of Topeka stock, are indicated in the following table.


                                                                   September 30, 1996
                                     ---------------------------------------------------------------------------------------
                                      Less Than     1 to 5        5 to 10         Over               Total Investment
                                        1 Year       Years         Years        10 Years                 Securities
                                      ---------    ---------     ---------      ---------         -------------------------
                                      Amortized    Amortized     Amortized      Amortized         Amortized      Market
                                         Cost         Cost          Cost           Cost               Cost        Value
                                     ----------------------------------------------------------------------------------------
                                                                (Dollars in Thousands)
Held to Maturity:
  Federal agency obligations.....      $    ---     $    ---        $1,000        $1,000            $2,000        $1,971
                                       --------     --------        ------        ------            ------        ------
     Total investment securities.      $    ---     $    ---        $1,000        $1,000            $2,000        $1,971
                                       ========     ========        ======        ======            ======        ======
     Weighted average yield......           ---%         ---%         7.18%         8.00%             7.59%
                                            ===          ===          ====          ====              ====

Available for Sale:
  U.S. Government securities.....        $1,003         $979      $    ---      $    ---            $1,982         1,993
  Federal agency obligations.....           ---        2,953           ---           ---             2,953         2,934
  Other marketable equity securities(1)     308          ---           ---           ---               308           308
                                        -------     --------      --------      --------           -------       -------
     Total investment securities.        $1,311       $3,932      $    ---      $    ---            $5,243        $5,235
                                         ======       ======      ========      ========            ======        ======
     Weighted average yield......          6.58%        5.83%          ---%          ---%             6.02%
                                           ====         ====           ===           ===              ====

--------------
(1) Represents primarily investments in mutual funds investing in U.S. Government securities and federal agency obligations.

         The Company's securities portfolio at September 30, 1996, did not contain securities of any issuer with an aggregate book value in excess of 10% of the Company's stockholders' equity, excluding securities issued by the United States Government, or its agencies.

         The Association's securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors. Investments may be made by the Association's officers within specified limits and must be approved in advance by the Board of Directors for transactions over certain limits. Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 requires that securities and mortgage-backed securities be classified as held to maturity, available for sale or trading purposes. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold until maturity are classified as held to maturity and are reported at amortized cost. Securities classified as available for sale are those the Company may sell in response to liquidity needs, for asset/liability management purposes and other reasons and are reported at fair value. Unrealized gains and losses on securities available for sale are reported as a separate component of equity. Trading securities are those which are purchased for sale in the near future and are reported at fair value. Unrealized gains and losses on trading securities are included in income. Transfers between categories are accounted for as sales and repurchases at fair value. For any sales or transfers of securities classified as held to maturity, the cost basis, the realized gain or loss, and the circumstances lending to the decision to sell are required to be disclosed. At the time of purchase of new securities, management of the Company makes a determination as to the appropriate classification of securities as available for sale or held to maturity. At September 30, 1996, the Company held no investments for trading purposes, but did hold securities and mortgage-backed securities as available for sale with an amortized cost and market value of $5.9 million and $5.9 million, respectively.

         Mortgage-Backed Securities. The Association has a portfolio of mortgage-backed securities and has utilized such investments to complement its mortgage lending activities. At September 30, 1996, the Association's mortgage-backed securities totaled $28.7 million. For information regarding the carrying and market values of First Federal's mortgage-backed securities portfolio, see Note C of the Notes to Consolidated Financial Statements in the Annual Report.

         At September 30, 1996, $16.4 million, or 57.0%, of the Association's mortgage-backed securities carried adjustable-rates of interest. Under the OTS's risk-based capital requirements, Government National Mortgage Association ("GNMA") mortgage-backed securities have a zero percent risk weighting and Federal National Mortgage Association ("FNMA"), FHLMC and AA-rated mortgage-backed securities have a 20% risk weighting, in contrast to the 50% risk weighting carried by one- to four-family performing residential mortgage loans.

         The following table sets forth the contractual maturities of the mortgage-backed securities at September 30, 1996.

                                                              Due in
                                      ------------------------------------------------------       September 30,
                                         1 to      3 to 5      5 to 10   10 to 20     Over 20          1996
                                        3 Years     Years       Years      Years       Years        Book Value
                                      -----------  -------    --------   --------   ----------    ---------------
                                                                     (In Thousands)
Held to Maturity
Adjustable-Rate Mortgage-Backed
Securities:
  Federal Home Loan Mortgage
     Corporation......................   $    ---   $    ---    $    ---   $    ---     $ 7,521       $ 7,521
  Federal National Mortgage
     Association......................        ---        ---         ---        ---       8,848         8,848
                                          -------    -------     -------    -------    --------        ------
     Total adjustable-rate............        ---        ---         ---        ---      16,369        16,369
                                          -------    -------     -------    -------     -------        ------

Fixed-Rate Mortgage-Backed
Securities:
Federal Home Loan Mortgage
   Corporation........................        ---        ---       2,460      4,444         775         7,679
Federal National Mortgage
   Association........................        ---        ---       1,386      2,482         ---         3,868
Government National Mortgage
   Association........................        ---        ---         ---        ---         123           123
                                          -------    -------     -------    -------    --------      --------
  Total fixed-rate....................        ---        ---       3,846      6,926         898        11,670
                                          -------    -------       -----      -----    --------       -------
Total mortgage-backed securities held
    to maturity.......................   $    ---   $    ---      $3,846     $6,926     $17,267       $28,039
                                         ========   ========      ======     ======     =======       =======

Available for Sale
Fixed-Rate Mortgage-Backed
Securities:
Federal Home Loan Mortgage
   Corporation........................    $   659   $    ---    $    ---   $    ---    $    ---      $    659
                                          =======   ========    ========   ========    ========      ========

Sources of Funds

         General. The Company's primary sources of funds are deposits, amortization and repayment of loan principal (including mortgage-backed securities), sales or maturities of investment securities, mortgage-backed securities and short-term investments, borrowings, and funds provided from operations.

         Borrowings may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and have been used in the past on a longer-term basis to support lending activities. The Association had $24.3 million in FHLB advances outstanding at September 30, 1996.

         Deposits. First Federal offers a variety of deposit accounts having a wide range of interest rates and terms. The Association's deposits consist of passbook accounts, NOW accounts, and money market and certificate accounts. The Association relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. First Federal solicits deposits from its market area only and does not use brokers to obtain deposits.

         The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts offered by the Association has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Association has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Association manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, the Association believes that its passbook, NOW and non-interest-bearing checking accounts are relatively stable sources of deposits. However, the ability of the Association to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

         Effective April 1, 1993, the Association introduced a new certificate of deposit program in an attempt to reduce deposit outflows and attract longer term deposits which were lost as a result of the general decline in market rates of interest. This program offers two new certificate products which have four- and five-year terms. The following table sets forth information regarding the dollar amount and percent of certificates of deposit of this new program.


                                                               At September 30, 1996       % of Total Certificates
                                                             -------------------------     ------------------------
                                                              (Dollars in Thousands)
Four-Year Certificate.....................................           $2,298                           4.80%
Five-Year Certificate.....................................            5,424                          11.32

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Association for the dates indicated and the rates offered. See Note H of the Notes to the Consolidated Financial Statements in the Annual Report for weighted average nominal rates.


                                                                        September 30,
                                             ----------------------------------------------------------------------------
                                                    1996                     1995                     1994
                                             ----------------------------------------------------------------------------
                                                              Percent                   Percent                  Percent
                                              Amount         of Total     Amount       of Total   Amount        of Total
                                             --------        --------     ------      ----------  ------       ----------
                                                                        (Dollars In Thousands)
Transactions and Savings Deposits:

 Passbook Demand (2.85%)..................     $ 2,649           3.82%  $ 2,752           4.05%  $ 3,036           4.71%
 NOW Accounts (2.25-2.50%)................       3,232           4.66     2,899           4.26     3,150           4.89
 Money Market Accounts (2.75-5.75%).......      15,553          22.40    11,694          17.20    12,673          19.66
                                                ------          -----    ------         ------    ------         ------

   Total Transactions and Savings Deposits      21,434          30.88    17,345          25.51%   18,859          29.26%
                                                ======          -----    ------         ------    ------         ------

Certificates:

 0.00  -  3.99%...........................           9           0.01       804           1.18    15,800          24.51
 4.00  -  4.99%...........................       4,216           6.07    10,498          15.44    21,465          33.30
 5.00  -  5.99%...........................      30,296          43.64    16,882          24.83     7,166          11.12
 6.00  -  6.99%...........................      13,367          19.25    22,351          32.87       839           1.30
 7.00%  and over..........................          34           0.05        47           0.07       255           0.40
                                               -------          -----  --------        -------   -------        -------

Total Certificates........................      47,922          69.02    50,582          74.39    45,525          70.63
                                                ------          -----    ------         ------    ------         ------
Accrued Interest..........................          70           0.10        70           0.10        68           0.11
                                              --------          -----  --------        -------  --------        -------
Total Deposits............................     $69,426         100.00%  $67,997         100.00%  $64,452         100.00%
                                               =======         ======   =======         ======   =======         ======


         The following table sets forth the savings flows at the Association during the periods indicated. Net increase refers to the amount of deposits during a period less the amount of withdrawals during the period.


                                                                                Year Ended September 30,
                                                                        ---------------------------------------------
                                                                        1996              1995              1994
                                                                        ---------------------------------------------
                                                                                 (Dollars In Thousands)

Opening balance...............................................           $67,927          $ 64,384          $ 84,941
Deposits......................................................            65,771            61,024            48,981
Withdrawals...................................................           (67,067)          (59,578)          (71,444)
Interest credited.............................................             2,725             2,097             1,906
                                                                         -------          --------          --------
Ending balance................................................           $69,356          $ 67,927          $ 64,384
                                                                         =======          ========          ========

Net increase (decrease).......................................           $ 1,429          $  3,543          $(20,557)
                                                                         =======          ========         =========

Percent increase (decrease)..................................               2.10%             5.50%           (24.20)%
                                                                          ======            ======            ======

         The following table shows rate and maturity information for the Association's certificates of deposit as of September 30, 1996.


                                      0.00-       4.00-      5.00-       6.00-    7.00% or                Percent
                                      3.99%       4.99%      5.99%       6.99%     greater      Total    of Total
                                   ---------------------------------- ---------------------- --------------------
Certificate accounts maturing
 in quarter ending:

December 31, 1996...............       $  9     $ 2,171   $  1,432      $1,680       $---     $ 5,292        11.04%
March 31, 1997..................        ---       1,114      7,581       4,604          9      13,308        27.77
June 30, 1997...................        ---         ---      6,303          47        ---       6,350        13.25
September 30, 1997..............        ---         136      4,320       1,572        ---       6,028        12.58
December 31, 1997...............        ---         162      1,921         972        ---       3,055         6.38
March 31, 1998..................        ---         128      1,752       1,197        ---       3,077         6.42
June 30, 1998...................        ---          13      1,874         ---        ---       1,887         3.94
September 30, 1998..............        ---         ---      2,086         105        ---       2,191         4.57
December 31, 1998...............        ---         333        712          33        ---       1,078         2.25
March 31, 1999..................        ---         159      1,039          35        ---       1,233         2.57
June 30, 1999...................        ---         ---        387          59        ---         446         0.93
September 30, 1999..............        ---         ---         26         668        ---         694         1.45
December 31, 1999...............        ---         ---        ---         416        ---         416         0.87
Thereafter......................        ---         ---        863       1,979         25       2,867         5.98
                                       ----    --------   --------    --------       ----    --------         ----

  TOTAL.........................       $  9      $4,216    $30,296     $13,367        $34     $47,922       100.00%
                                       ====      ======    =======     =======        ===     =======       ======

Percent of Total................       0.02%       8.80%     63.22%      27.89%      0.07%
                                       ====        ====      =====       =====       ====

         The following table indicates the amount of the Association's certificates of deposit and other deposits by time remaining until maturity as of September 30, 1996.


                                                                          Maturity
                                                   -----------------------------------------------------------------
                                                                     Over          Over
                                                     3 Months       3 to 6        6 to 12       Over
                                                      or Less       Months         Months      12 Months       Total
                                                   ------------------------------------------------------------------
                                                                       (In Thousands)

Certificates of deposit less than $100,000.....        $5,192       $12,631       $11,381      $16,228       $45,432
Certificates of deposit of $100,00 or more.....           100           365           574          715         1,754
Public funds(1)................................           ---           313           423          ---           736
                                                      -------       -------       -------     --------       -------
Total certificates of deposit..................        $5,292       $13,309       $12,378      $16,943       $47,922
                                                       ======       =======       =======      -------       =======

---------------
(1)  Deposits from governmental and other public entities.

         Borrowings. Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return. In addition, the Association has relied upon borrowings for short-term liquidity needs.

         First Federal may obtain advances from the FHLB of Topeka upon the security of its capital stock in the FHLB of Topeka and certain of its mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At September 30, 1996, the Association had $24.3 million in FHLB advances outstanding.

         The following table sets forth the maximum month-end balance and average balance of the Association's FHLB advances and other borrowings at and for the dates indicated.


                                                                    At and for the Year Ended September 30,
                                                               ----------------------------------------------------
                                                               1996                   1995                 1994
                                                               ----------------------------------------------------
                                                                                   (In Thousands)

Maximum Balance:
 FHLB advances...................................               $24,400               $19,900               $15,400
 Other borrowings................................                   ---                   ---                   ---
                                                             ----------            ----------            ----------
    Total borrowings.............................               $24,400               $19,900               $15,400
                                                                =======               =======               =======

Average Balance:
 FHLB advances...................................               $19,133               $17,275               $ 7,142
 Other borrowings................................                   ---                   ---                   ---
                                                             ----------            ----------            ----------
    Total average balance........................               $19,133               $17,275               $ 7,142
                                                                =======               =======               =======

         The following table sets forth certain information as to the Association's FHLB advances at the dates indicated.


                                                                                   September 30,
                                                                        ------------------------------------------
                                                                          1996            1995             1994
                                                                        ------------------------------------------
                                                                                (Dollars in Thousands)

FHLB advances....................................................       $24,300          $18,800         $15,400
Weighted average interest rate of FHLB advances..................         5.682%           5.933%          5.017%


Regulation

         General. First Federal is a federally chartered savings and loan association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, First Federal is subject to broad federal regulation and oversight extending to all its operations. First Federal is a member of the FHLB of Topeka and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of First Federal, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. First Federal is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund ("BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of First Federal are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over First Federal.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

         Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of First Federal were commenced as of July 8, 1996 and October 5, 1992, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require First Federal to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. First Federal's OTS assessment for the fiscal year ended September 30, 1996, was $31,541.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including First Federal and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of First Federal is prescribed by federal laws, and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. First Federal is in compliance with the noted restrictions.

         First Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1996, First Federal's lending limit under this restriction was approximately $1.6 million. At September 30, 1996, the Association had no loans in excess of its loans-to-one borrower limit.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

         Insurance of Accounts and Regulation by the FDIC. First Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF-insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

           For the first six months of 1995, the assessment schedule for BIF and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF-insured deposits. As a result of the BIF reaching its statutory reserve ratio, the FDIC revised the premium schedule for BIF-insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to .27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

         In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate has been established at .657% of deposits by the FDIC and the resulting assessment of $431,625 was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected the Company's results of operations for the year ended September 30, 1996. As a result of the special assessment, First Federal's deposit insurance premiums were reduced to .0648% based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

         Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as First Federal. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC-insured institutions is uncertain at this time, but are anticipated to be about a 6.5 basis points assessment on SAIF deposits and 1.5 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

         Regulatory Capital Requirements. Federally insured savings associations, such as First Federal, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case by case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At September 30, 1996, the Association did not have any intangible assets.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital. At September 30, 1996, the Association had no subsidiaries.

         At September 30, 1996, First Federal had tangible capital of $10.5 million, or 9.87% of adjusted total assets, which is approximately $8.9 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At September 30, 1996, First Federal had no intangibles which were subject to these tests.

         At September 30, 1996, First Federal had core capital equal to $10.5 million, or 9.87% of adjusted total assets, which is $7.3 million above the minimum leverage ratio requirement of 3% in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 1996, First Federal had no capital instruments that qualify as supplementary capital and $690,000 of general loss reserves, which was $103,000 in excess of 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and non-residential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. First Federal had no such exclusions from capital and assets at September 30, 1996.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

         OTS regulations also require that every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12%, such as the Association, is exempt from this requirement unless the OTS determines otherwise.

         On September 30, 1996, First Federal had total risk-based capital of $11.1 million (including $10.5 million in core capital and $587,000 in qualifying supplementary capital) and risk-weighted assets of $46.8 million; or total capital of 23.77% of risk-weighted assets. This amount was $7.4 million above the 8% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

          As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or receiver.

         The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on First Federal may have a substantial adverse effect on First Federal's operations and profitability and the value of the Company's common stock. Company shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of common stock, such issuance may result in the dilution in the percentage of ownership of the Company's shareholders.

         Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         Generally, savings associations, such as First Federal, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Company may pay dividends in accordance with this general authority.

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30- day period notice based on safety and soundness concerns. See "- Regulatory Capital Requirements."

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

         Liquidity. All savings associations, including First Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Association includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources" in the Annual Report. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At September 30, 1996, First Federal was in compliance with both requirements, with an overall liquid asset ratio of 8.01% and a short-term liquid asset ratio of 2.7%.

         Accounting. An OTS policy statement applicable to all savings associations clarifies and reemphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with generally accepted accounting principles ("GAAP"). Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. First Federal is in compliance with these amended rules.

         OTS accounting regulations, which may be made more stringent than GAAP by the OTS, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

         Qualified Thrift Lender Test. All savings associations, including First Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. Such assets primarily consist of residential housing related loans and investments. At September 30, 1996, First Federal met the test and has always met the test since its effectiveness. At September 30, 1996, First Federal's QTL percentage was 90.4%.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

         Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of First Federal, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by First Federal. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Association may be required to devote additional funds for investment and lending in its local community. The Association was examined for CRA compliance in September 1995 and received a rating of satisfactory.

         Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of First Federal include the Company and any company which is under common control with First Federal. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. First Federal's subsidiaries are not deemed affiliates; however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

         Holding Company Regulation. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Association or any other SAIF-insured savings association) would become subject to such restrictions, unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If First Federal fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

         The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

         Federal Securities Law. The stock of the Company is registered with the SEC under the Exchange Act. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 1996, First Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

         Federal Home Loan Bank System. First Federal is a member of the FHLB of Topeka, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, First Federal is required to purchase and maintain stock in the FHLB of Topeka. At September 30, 1996, First Federal had $1.2 million in FHLB stock, which was in compliance with this requirement. In past years, First Federal has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 7.04% and were 6.44% for fiscal year 1996.

         Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of First Federal's FHLB stock may result in a corresponding reduction in First Federal's capital.

         For the fiscal year ended September 30, 1996, dividends paid by the FHLB of Topeka to First Federal totaled $70,398, which constitute a $9,746 increase over the amount of dividends received in fiscal year 1995.

         Federal Taxation. Savings associations such as the Association that met certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), were permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes for taxable years beginning prior to January 1, 1996. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) could be computed under either the experience method or the percentage of taxable income method (based on an annual election).

         Under the experience method, the bad debt reserve deduction was an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         The percentage of specially computed taxable income that was used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") was 8%. The percentage bad debt deduction thus computed was reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permitted qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction).

         Under the percentage of taxable income method, the percentage bad debt deduction could not exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equalled the amount by which 12% of the amount comprising savings accounts at year end exceeded the sum of surplus, undivided profits and reserves at the beginning of the year.

         In August 1996, legislation was enacted that repeals the above-described reserve method of accounting (including the percentage of taxable income method) used by many thrift institutions to calculate their bad debt reserve for federal income tax purposes. Thrift institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, First Federal must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The legislation also requires thrift institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995.

         In addition to the regular income tax, corporations, including savings associations such as the Association, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as First Federal, are also subject to an environmental tax equal to .12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 1996, the Association's Excess for tax purposes totaled approximately $2.5 million.


         The Company and Association file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. Thrift institutions, such as the Association, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

         The Company has not been audited by the Internal Revenue Service for the last 10 years and has federal income tax returns which are open and subject to audit for the years 1992 through 1995. In the opinion of management, any examination of still open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Association.

         Kansas Taxation. The Company and Association file separate Kansas income and Kansas privilege tax returns on a fiscal year basis using the accrual method of accounting.

         Kansas law permits savings and loan associations to deduct from net income, a reserve established for the sole purpose of meeting or absorbing losses, in the amount of five percent of such net income determined without the benefit of such deduction, or, in the alternative, a reasonable addition to a reserve for losses based on past experiences. The Kansas privilege tax is computed on the basis of 4.5% of taxable income, plus 2.25% of taxable income in excess of $25,000.

         The Company has not been audited by the Kansas Department of Revenue for the last ten years and has Kansas privilege tax returns which are open and subject to audit for the years 1992 through 1995. In the opinion of management, any examination of such open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Company.

         Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

         For additional information regarding taxation, see Note K of the Notes to the Consolidated Financial Statements in the Annual Report.

Competition

         First Federal faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from commercial banks and credit unions.

         The Association attracts all of its deposits, primarily from Montgomery County where the Association's office is located; therefore, competition for those deposits is principally from commercial banks and credit unions located in the same community. The Association competes for these deposits by offering a variety of deposit accounts at competitive rates and convenient business hours. The Association estimates its share of the savings market in its primary market area to be approximately 17%.

Executive Officers of the Company

         The following table sets forth certain information with respect to each of the executive officers of the Company.


          NAME                        AGE(1)                  POSITION(S) HELD
    --------------                   -------          ------------------------------
   Larry G. Spencer                    48        President and Chief Executive Officer
   Gary L. Overfield                   44        Senior Vice President and Secretary
   James B. Mitchell                   41        Vice President and Chief Financial Officer

----------------
(1) At September 30, 1996.

Executive Officers of the Association

         The following table sets forth certain information with respect to each of the executive officers of the Association.

           NAME                AGE(1)                        POSITION(S) HELD
        ----------            -------                   -------------------------
     Larry G. Spencer            48           President and Chief Executive Officer and Director
     Gary L. Overfield           44           Senior Vice President, and Secretary and Chief Loan Officer
     Jim L. Clubine              43           Vice President and Asset Manager
     James B. Mitchell           41           Vice President and Chief Financial Officer

----------------
(1) At September 30, 1996.

         Larry G. Spencer. Mr. Spencer is President and Chief Executive Officer of the Association. Mr. Spencer has been employed by First Federal since 1974 and has held a variety of positions including Executive Vice President. Mr. Spencer was promoted to his present position in 1990. Mr. Spencer received a degree in Business Administration from Pittsburg State University and served in the U.S. Army for three years. He has served on the board of the Chamber of Commerce, Main Street, the Independence Community College Endowment Association and the Community Chest and is presently a member of the board of Junior Achievement and Independence Industries. He is also a member of the Rotary Club.

         Gary L. Overfield. Mr. Overfield is Senior Vice President, Secretary and Chief Loan Officer of the Association, a position he has held since 1990. Mr. Overfield has been employed by First Federal since 1976 and has held a variety of positions including Vice President and Loan Officer from 1985 to 1990. Mr. Overfield is a graduate of Pittsburg State University. He is currently licensed by the State of Kansas as a Life and Accident and Health Insurance agent. He was a member of the Board of Directors and previous Secretary of the Independence Rotary Club, a youth coach for the Independence Recreation Commission, previous Treasurer for the local chapter of Duck's Unlimited, and previous Director and Treasurer for the Independence Chamber of Commerce.

         Jim L. Clubine. Mr. Clubine is Vice President and Asset Manager, a position he has held since 1990. Prior to joining First Federal, he was employed as Branch Manager by MidAmerica Federal of Parsons, Kansas from 1979 to 1990. Mr. Clubine is a member of Independence Chamber of Commerce (Ambassador Club), Mercy Hospital Foundation Fund Raising Committee, and a member of the Rotary Club. He has served on the board of the Chamber of Commerce, Community Chest, and was a Previous Chairman of the March of Dimes. Mr. Clubine is a graduate of Kansas State University.

         James B. Mitchell. Mr. Mitchell is Vice President and Chief Financial Officer of the Association, a position he has held since March 1992. Prior to joining First Federal, he was employed by Eureka Savings Bank, Eureka, Kansas, in the capacity of Strategic Asset Manager from 1988 to 1991 and Chief Financial Officer from 1991 to 1992. From 1976 to 1988, Mr. Mitchell was Chief Financial Officer for Peoples Savings and Loan, Parsons, Kansas. Mr. Mitchell has an accounting degree from Pittsburg State University.

Employees

         At September 30, 1996, the Association had a total of 22 employees. The Association's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.  Description of Property

         The Company owns its office located at Myrtle and Sixth in Independence, Kansas. The total net book value of the Company's premises and equipment at September 30, 1996, was $910,813.

         First Federal has received approval from the OTS to establish a branch office in Coffeyville, Kansas. The establishment of this branch will increase the Association's ability to serve the needs of the communities served by First Federal by providing an additional location at which deposits can be received and loan applications taken from existing First Federal customers currently living in Coffeyville. In addition, the Coffeyville location will increase the Association's ability to serve Montgomery County's anticipated economic growth due to the relocation of Cessna Aircraft and American Insulated Wire to this area. The Association anticipates this office will open in mid-December.

         The Company maintains depositor and borrower customer files on an on-line basis with the FiServ Data Processing System, Milwaukee, Wisconsin. The net book value of the data processing and computer equipment utilized by the Company at September 30, 1996, was approximately $66,166.

Item 3.  Legal Proceedings

         First Federal is involved as plaintiff or defendant in various legal actions arising in the normal course of their business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing First Federal in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's results of operations. The Company was not involved in any legal proceedings at September 30, 1996.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1996.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Page 32 of the attached 1996 Annual Report to Stockholders is herein incorporated by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         Pages 4 through 13 of the attached 1996 Annual Report to Stockholders are herein incorporated by reference.

Item 7.  Financial Statements

         The following information appearing in the Company's Annual Report to Stockholders for the year ended September 30, 1996, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

                                                                                                         Pages in
                                                                                                          Annual
                                          Annual Report Section                                           Report
----------------------------------------------------------------------------------------------------      ------
Report of Independent Certified Public Accountants...................................................       14

Consolidated Balance Sheets (September 30, 1996 and 1995)............................................       15

Consolidated Statements of Earnings (For the Years Ended
September 30, 1996 and 1995).........................................................................       16

Consolidated Statements of Stockholders' Equity (For the
Years Ended September 30, 1996 and 1995).............................................................       17

Consolidated Statements of Cash Flows (For the Years Ended
September 30, 1996 and 1995).........................................................................       18

Notes to Consolidated Financial Statements...........................................................      19-31

         With the exception of the aforementioned information in Part II of the Form 10-KSB, the Corporation's Annual Report to Stockholders for the year ended September 30, 1996 is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of fiscal year.

Executive Officers

         Information regarding the business experience of the executive officers of the Company and the Association contained in Part I of this Form 10-KSB is incorporated herein by reference.

Item 10. Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Exhibits and Reports on Form 8-K

         (a)  Exhibits

                                                                                             Reference to
                                                                                              Prior Filing
                                                                                               or Exhibit
                                                                                                Number
Regulation S-B                                                                                  Attached
Exhibit Number                                Document                                            Hereto
--------------     --------------------------------------------------------------              ----------

       2           Plan of acquisition, reorganization, arrangement,                                None
                   liquidation, or succession

       3(a)        Articles of Incorporation                                                          *

       3(b)        By-Laws                                                                            *

       4           Instruments defining the rights of security holders,                               *
                   including debentures

       9           Voting Trust Agreement                                                           None

       10          Executive Compensation Plans and Arrangements

                   (a)  1994 Stock Option and Incentive Plan                                         **

                   (b)  Recognition and Retention Plan                                                *

                   (c)  Employment Agreements                                                         *

       11          Statement re:  computation of per share earnings                                  ***

       12          Statement re:  computation of ratios                                         Not required

       13          Annual Report to Security Holders                                                 13

       16          Letter on change in certifying accountants                                       None

       18          Letter on change in accounting principles                                        None

       21          Subsidiaries of the Registrant                                                    21

       23          Consents of Experts and Counsel                                                   23

       24          Power of Attorney                                                            Not required

       27          Financial Data Schedule                                                           27

       99          Additional exhibits                                                              None

--------------------
* Filed as exhibits to the Company's Form S-1 registration statement filed on June 22, 1994 (File No. 33-64812) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

** Filed as an exhibit to the Company's Annual Report on Form 10-KSB filed on December 29, 1994 (File No. 0-22184) pursuant to the Securities Exchange Act of 1934.

***See Note 1 of Notes to Consolidated Financial Statements in the Annual Report to Shareholders' attached hereto as Exhibit 13.


         (b)  Reports on Form 8-K

         During the quarter ended September 30, 1996, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          FIRST INDEPENDENCE CORPORATION




Date: _______________________             By: /s/ Larry G. Spencer
                                          -------------------------------------------
                                          Larry G. Spencer, President, Chief Executive
                                          Officer and Director (Duly Authorized
                                          Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.




/s/ Larry G. Spencer
--------------------------------------------
Larry G. Spencer, President, Chief Executive
Officer, Officer and Director (Principal
Executive and  Operating Officer)

Date: 12/30/96




/s/ Donald E. Aitken
--------------------------------------------
Donald E. Aitken, Chairman of the Board

Date: 12/30/96




/s/ Harold L. Swearingen
--------------------------------------------
Harold L. Swearingen, Director

Date: 12/30/96




/s/ Lavern W. Strecker
--------------------------------------------
Lavern W. Strecker, Director

Date: 12/30/96

/s/ James B. Mitchell
--------------------------------------------
James B. Mitchell, Vice President and Chief
Financial Officer (Principal Financial and
Accounting Officer)

Date: 12/30/96




/s/ William T. NewKirk II
-------------------------------------------
William T. NewKirk II, Director

Date: 12/30/96




/s/ John T. Updegraff
------------------------------------------
John T. Updegraff, Director

Date: 12/30/96




/s/ Joseph M. Smith
------------------------------------------
Joseph M. Smith, Director

Date: 12/30/96

                               INDEX TO EXHIBITS





 Exhibit
 Number
---------

   11           Statement Regarding Computation of Per Share Earnings (included under Note 1 of Notes to Consolidated Financial Statements in the Annual Report to Stockholders' attached hereto as Exhibit 13)

   13           Annual Report to Security Holders

   21           Subsidiaries of the Registrant

   23           Consent of Accountants

   27           Financial Data Schedule
