Form 10QSB
period 1996-12-31
FIRST INDEPENDENCE CORP /DE/
filed 1997-02-13
CIK 908486

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                        --------------------------------

                                  FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________


                         Commission File Number 0-22184


                         FIRST INDEPENDENCE CORPORATION
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)






          Delaware                                             36-3899950
----------------------------                                -----------------
(State or other jurisdiction                                (I.R.S. Employer
    of incorporation or                                     Identification or
       organization)                                             number)


               Myrtle & Sixth Streets, Independence, Kansas 67301
-------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (316) 331-1660
-------------------------------------------------------------------------------
                          (issuer's telephone number)


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

        As of February 12, 1997, there were 1,057,794 shares of the Registrant's common stock outstanding (including 17,462 shares of restricted stock).

                         FIRST INDEPENDENCE CORPORATION

                                     INDEX
                                     -----

PART I. FINANCIAL INFORMATION (unaudited)                              PAGE NO.

Item 1.  Consolidated Condensed Financial Statements

         Consolidated Condensed Balance Sheets as of
         December 31, 1996 and September 30, 1996                         3

         Consolidated Condensed Statements of Earnings
         for the Three Months Ended December 31, 1996
         and 1995                                                         4

         Consolidated Condensed Statement of Stockholders'
         Equity for the Year Ended September 30, 1996 and
         Three Months Ended December 31, 1996                             5

         Consolidated Condensed Statements of Cash
         Flows for the Three Months Ended December 31,
         1996 and 1995                                                    6

         Notes to Consolidated Condensed Financial
         Statements                                                       7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                       9

PART II. OTHER INFORMATION                                               16

         Signature Page                                                  17

                         PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                    December 31,  September 30,
                                                                        1996          1996
                                                                    ------------  -------------
                                                                           (Unaudited)
ASSETS
Cash and due from bank . . . . . . . . . . . . . . . . . . . . . .  $    831,502   $    753,134
Federal funds sold . . . . . . . . . . . . . . . . . . . . . . . .       100,000        400,000
Other interest-earning deposits. . . . . . . . . . . . . . . . . .       196,493        610,295
                                                                    ------------   ------------
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .     1,127,995      1,763,429
Investment securities held to maturity (fair value:
  December 31, 1996 - $2,005,470;
  September 30, 1996 - $1,970,980) . . . . . . . . . . . . . . . .     2,000,000      2,000,000
Investment securities available for sale . . . . . . . . . . . . .     5,244,866      5,235,073
Mortgage-backed securities held to maturity (fair value:
  December 31, 1996 - $26,750,400;
  September 30, 1996 - $27,873,630). . . . . . . . . . . . . . . .    26,756,691     28,039,314
Mortgage-backed securities available for sale. . . . . . . . . . .       621,413        659,207
Loans receivable, net. . . . . . . . . . . . . . . . . . . . . . .    69,738,547     67,682,920
Real estate acquired through foreclosure . . . . . . . . . . . . .         8,976         11,845
Premises and equipment, net. . . . . . . . . . . . . . . . . . . .     1,140,880        910,813
Federal Home Loan Bank Stock, at cost. . . . . . . . . . . . . . .     1,300,300      1,239,500
Accrued interest receivable. . . . . . . . . . . . . . . . . . . .       730,488        667,920
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .       243,684        329,208
                                                                    ------------   ------------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .  $108,913,840   $108,539,229
                                                                    ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $70,138,277    $69,356,422
  Advances from borrowers for taxes and insurance. . . . . . . . .       322,776        678,072
  Checks issued in excess of cash items. . . . . . . . . . . . . .       847,530        492,627
  Advances from Federal Home Loan Bank . . . . . . . . . . . . . .    25,400,000     24,300,000
  Income taxes payable . . . . . . . . . . . . . . . . . . . . . .        73,454            ---
  Other accrued expenses and liabilities . . . . . . . . . . . . .       151,658        709,599
                                                                    ------------   ------------
       Total liabilities . . . . . . . . . . . . . . . . . . . . .    96,933,695     95,536,720
Stockholders' equity
  Preferred stock, $.01 par value, 500,000
    shares authorized, none issued . . . . . . . . . . . . . . . .           ---            ---
  Common stock, $.01 par value, 2,500,000 shares authorized,
    1,498,392 shares issued December 31, 1996; 749,196 shares
    issued September 30, 1996. . . . . . . . . . . . . . . . . . .        14,984          7,492
  Additional paid-in capital . . . . . . . . . . . . . . . . . . .     7,053,183      7,053,143
  Retained earnings - substantially restricted . . . . . . . . . .     9,076,812      8,960,098
  Unrealized loss on securities available for sale, net. . . . . .        (7,973)       (11,293)
  Treasury stock at cost, 440,598 shares at December 31, 1996
    and 331,550 shares at September 30, 1996 . . . . . . . . . . .    (3,807,730)    (2,628,704)
  Required contributions for shares acquired by ESOP . . . . . . .      (272,764)      (290,949)
  Unearned stock compensation - recognition and retention
    plan (RRP) . . . . . . . . . . . . . . . . . . . . . . . . . .       (76,367)       (87,278)
                                                                    ------------   ------------
      Total stockholders' equity . . . . . . . . . . . . . . . . .    11,980,145     13,002,509
                                                                    ------------   ------------
      Total liabilities and stockholders' equity . . . . . . . . .  $108,913,840   $108,539,229
                                                                    ============   ============

------
The accompanying notes are an integral part of these statements.

                         PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                                                                        Three Months Ended
                                                                           December 31,
                                                                      -------------------------

                                                                         1996           1995
                                                                      ----------     ----------
                                                                           (Unaudited)
Interest income
  Loans receivable . . . . . . . . . . . . . . . . . . . . . .        $1,382,714     $1,266,919
  Mortgage-backed securities . . . . . . . . . . . . . . . . .           450,203        473,355
  Investment securities. . . . . . . . . . . . . . . . . . . .           119,335        121,003
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .            33,354         55,761
                                                                      ----------     ----------
    Total interest income. . . . . . . . . . . . . . . . . . .         1,985,606      1,917,038
                                                                      ----------     ----------
Interest expense
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . .           891,844        895,204
  Borrowed funds . . . . . . . . . . . . . . . . . . . . . . .           355,531        261,755
                                                                      ----------     ----------
    Total interest expense . . . . . . . . . . . . . . . . . .         1,247,375      1,156,959
                                                                      ----------     ----------
Net interest income. . . . . . . . . . . . . . . . . . . . . .           738,231        760,079

Provision for loan losses. . . . . . . . . . . . . . . . . . .               ---            ---
                                                                      ----------     ----------
Net interest income after provision
  for loan losses. . . . . . . . . . . . . . . . . . . . . . .           738,231        760,079

Other income
  Gain on sale of investments. . . . . . . . . . . . . . . . .               ---        250,945
  Income (loss) from real estate operations. . . . . . . . . .             3,453        (10,758)
  Other income . . . . . . . . . . . . . . . . . . . . . . . .            50,387         52,752
                                                                      ----------     ----------
    Total other income . . . . . . . . . . . . . . . . . . . .            53,840        292,939
                                                                      ----------     ----------
General, administrative and other expense
  Employee compensation and benefits . . . . . . . . . . . . .           294,851        272,179
  Occupancy and equipment. . . . . . . . . . . . . . . . . . .            27,035         26,434
  Federal deposit insurance premiums . . . . . . . . . . . . .            30,924         37,010
  Data processing fees . . . . . . . . . . . . . . . . . . . .            34,373         31,102
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .           123,233         88,143
                                                                      ----------     ----------
    Total non-interest expenses. . . . . . . . . . . . . . . .           510,416        454,868
                                                                      ----------     ----------
Earnings before income taxes . . . . . . . . . . . . . . . . .           281,655        598,150
Income tax expense . . . . . . . . . . . . . . . . . . . . . .           114,961        231,602
                                                                      ----------     ----------
Net earnings . . . . . . . . . . . . . . . . . . . . . . . . .         $ 166,694      $ 366,548
                                                                      ==========     ==========
Earnings per common share - primary and fully diluted. . . . .         $     .15      $     .29
                                                                      ==========     ==========
Dividend per share . . . . . . . . . . . . . . . . . . . . . .         $     .05      $   .0375
                                                                      ==========     ==========

------
The accompanying notes are an integral part of these statements.

                         FIRST INDEPENDENCE CORPORATION
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                  For The Three Months Ended December 31, 1996
                       and Year Ended September 30, 1996
                                  (Unaudited)


                                                                       Unrealized
                                                                       Gain (Loss)             Required
                                                                       Securities              Contribu-
                                                                           on                   tion for    Unearned
                                                 Additional             Available                Shares       Stock
                                        Common    Paid-in    Retained     for      Treasury     Acquired      Compen-       Total
                                         Stock    Capital    Earnings   Sale, Net   Stock        by ESOP    sation-RRP     Equity
                                         -----    -------    --------   ---------   -----        -------    ----------     ------
Balance at October 1, 1995 . . . . . .  $7,492  $6,998,314  $8,358,681  $176,580  $(1,446,524)  $(363,686)  $(130,922)  $13,599,935
Cash dividends of $.1875 per share . .     ---         ---    (213,876)      ---          ---         ---         ---      (213,876)
Purchase of 125,846 shares of
  treasury stock . . . . . . . . . . .     ---         ---         ---       ---   (1,207,430)        ---         ---    (1,207,430)
Amortization of unearned stock
  compensation . . . . . . . . . . . .     ---         ---         ---       ---          ---         ---      43,644        43,644
ESOP loan repayments . . . . . . . . .     ---         ---         ---       ---          ---      72,737         ---        72,737
Fair value adjustment on ESOP shares
  committed for release. . . . . . . .     ---      60,079         ---       ---          ---         ---         ---        60,079
Common stock options exercised . . . .     ---      (5,250)        ---       ---       25,250         ---         ---        20,000
Decrease in unrealized gain on
  securities available for sale. . . .     ---         ---         ---  (187,873)         ---         ---         ---      (187,873)
Net earnings . . . . . . . . . . . . .     ---         ---     815,293       ---          ---         ---         ---       815,293
                                       -------  ----------  ----------  --------  -----------   ---------   ---------   -----------
Balance at September 30, 1996. . . . .   7,492   7,053,143   8,960,098   (11,293)  (2,628,704)   (290,949)    (87,278)   13,002,509
Cash dividends of $.05 per share . . .     ---         ---     (49,980)      ---          ---         ---         ---       (49,980)
Purchase of 116,684 shares of
  treasury stock . . . . . . . . . . .     ---         ---         ---       ---   (1,227,228)        ---         ---    (1,227,228)
Amortization of unearned stock
  compensation . . . . . . . . . . . .     ---         ---         ---       ---          ---         ---      10,911        10,911
ESOP loan repayments . . . . . . . . .     ---         ---         ---       ---          ---      18,185         ---        18,185
Fair value adjustment on ESOP shares
  committed for release. . . . . . . .     ---      17,554         ---       ---          ---         ---         ---        17,554
Common stock options exercised . . . .     ---     (10,022)        ---       ---       48,202         ---         ---        38,180
Decrease in unrealized loss on
  securities available for sale. . . .     ---         ---         ---     3,320          ---         ---         ---         3,320
Net earnings . . . . . . . . . . . . .     ---         ---     166,694       ---          ---         ---         ---       166,694
Reclassification to retroactively
  reflect a 100% stock dividend paid
  on January 24, 1997. . . . . . . . .   7,492      (7,492)        ---       ---          ---         ---         ---           ---
                                       -------  ----------  ----------  --------  -----------   ---------   ---------   -----------
Balance at December 31, 1996 . . . . . $14,984  $7,053,183  $9,076,812  $ (7,973) $(3,807,730)  $(272,764)  $ (76,367)  $11,980,145
                                       =======  ==========  ==========  ========  ===========   =========   =========   ===========

-----
The accompanying notes are an integral part of these statements.

                         PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                    Three Months Ended December 31,
                                                                    -------------------------------
                                                                         1996            1995
                                                                     -----------      -----------
                                                                             (Unaudited)
Cash flows from operating activities
  Net Earnings . . . . . . . . . . . . . . . . . . . . . . .         $   166,694      $   366,548
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
    Depreciation, amortization and accretion . . . . . . . .              35,253           23,226
    Increase in accrued interest receivable. . . . . . . . .             (62,568)        (108,990)
    Increase in income taxes payable . . . . . . . . . . . .             114,961          202,678
    Gain on sale of investments. . . . . . . . . . . . . . .                 ---         (250,945)
    Amortization of expense related to employee
      benefit plans. . . . . . . . . . . . . . . . . . . . .              46,650           44,692
    Gain on sale of real estate acquired through
      foreclosure. . . . . . . . . . . . . . . . . . . . . .              (1,693)             ---
    Decrease in accrued expenses . . . . . . . . . . . . . .            (434,140)          (4,705)
    Net change in other assets and other liabilities . . . .             (80,126)         (25,393)
                                                                    ------------     ------------
      Net cash provided by (used in) operating activities. .            (214,969)         247,111

Cash flows from investing activities
    Proceeds from sale of available for sale securities. . .                 ---          263,145
    Proceeds from maturities and repayment of securities
      Available for sale . . . . . . . . . . . . . . . . . .              36,791           43,812
      Held to maturity . . . . . . . . . . . . . . . . . . .           1,249,142        1,997,527
    Purchase of securities
      Available for sale . . . . . . . . . . . . . . . . . .             (65,432)         (21,532)
      Held to maturity . . . . . . . . . . . . . . . . . . .                 ---       (2,899,256)
    Net increase in loans. . . . . . . . . . . . . . . . . .          (2,039,306)        (652,960)
    Capital expenditures . . . . . . . . . . . . . . . . . .            (246,962)         (89,009)
    Proceeds from sale of real estate acquired through
      foreclosure. . . . . . . . . . . . . . . . . . . . . .               2,869              ---
                                                                    ------------     ------------
      Net cash used in investing activities. . . . . . . . .          (1,062,898)      (1,358,273)

Cash flows from financing activities
    Net increase in deposits . . . . . . . . . . . . . . . .             781,855        3,262,345
    Net decrease in advances from borrowers
      for taxes and insurance. . . . . . . . . . . . . . . .            (355,297)        (375,577)
    Increase in checks issued in excess of cash items. . . .             354,903          561,433
    Stock options exercised. . . . . . . . . . . . . . . . .              38,180              ---
    Advances from Federal Home Loan Bank . . . . . . . . . .           5,600,000              ---
    Repayment of Federal Home Loan Bank advances . . . . . .          (4,500,000)      (2,300,000)
    Cash dividends paid. . . . . . . . . . . . . . . . . . .             (49,980)         (45,598)
    Purchase of treasury stock . . . . . . . . . . . . . . .          (1,227,228)        (620,177)
                                                                    ------------     ------------
      Net cash provided by financing activities. . . . . . .             642,433          482,426
                                                                    ------------     ------------
Net decrease in cash and cash equivalents. . . . . . . . . .            (635,434)        (628,736)
Cash and cash equivalents at beginning of period . . . . . .           1,763,429        2,114,625
                                                                    ------------     ------------
Cash and cash equivalents at end of period . . . . . . . . .        $  1,127,995     $  1,485,889
                                                                    ============     ============

------
The accompanying notes are an integral part of these statements.

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

        In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial condition of First Independence Corporation as of December 31, 1996, and the results of operations and cash flows for all interim periods presented.

        Operating results for the three months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997.

(2)     Earnings Per Share of Common Stock

        Primary earnings per share is computed by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding. Stock options are considered common stock equivalents. Common shares and common share equivalents outstanding excludes unallocated and uncommitted shares held by the ESOP trust. Average weighted unallocated and uncommitted shares in the ESOP trust were 56,372 and 70,918 for the quarters ended December 31, 1996 and December 31, 1995, respectively.

(3)     Stock Dividend

        On December 18, 1996, the Board of Directors declared a 100% stock dividend paid on January 24, 1997, which is accounted for similar to a 2 for 1 stock split. All earnings and dividends per share have been restated to reflect the stock dividend. Weighted average number of shares outstanding used to compute earnings per share were 1,092,398 and 1,265,442 for the 1997 and 1996 periods, respectively.

(4)     Regulatory Capital Requirements

        Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), as implemented by rules promulgated by the Office of Thrift Supervision, savings institutions must meet three separate minimum capital-to-asset requirements. The table on the following page summarizes, as of December 31, 1996, the capital requirements applicable to First Federal Savings and Loan Association of Independence ("the Association") and its actual capital ratios. For purposes of calculating regulatory capital, adjustments required by Statement of Financial Accounting Standards No. 115 are not taken into account. As of December 31, 1996, the Association exceeded all current regulatory capital standards.

                                                                                                           To be well
                                                                                                        capitalized under
                                                                           For capital                  prompt corrective
                                            Actual                      adequacy purposes               action provisions
                                    ----------------------            ----------------------         -------------------------
                                    Amount           Ratio            Amount         Ratio           Amount            Ratio
                                    ------           -----            ------         -----           ------            -----
                                                                      (Dollars in Thousands)
                                                                                   less than                          less than
                                                                                  or equal to                        or equal to
                                                                                  -----------                        -----------
Total risk-based capital            $9,347           19.35%           $3,864          8.0%           $4,830             10.0%
Tier 1 risk-based capital            8,742           18.10             1,932          4.0             2,898              6.0
Tier 1 (core) capital                8,742            8.12             3,229          3.0             5,382              5.0
Tangible capital                     8,742            8.12             1,615          1.5               ---              ---


(5)     Supplemental Disclosure of Cash Flow Information

                               Three months ended December 31,
                               -------------------------------
                                    1996               1995
                                    ----               ----
        Cash paid for:
        Interest                $1,249,890          $1,161,664
        Income taxes                   ---              28,924

                                    PART II

                         FIRST INDEPENDENCE CORPORATION

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


General
-------

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

Forward-Looking Statements
--------------------------

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

        The Company does not undertake-and specifically disclaims any obligation-to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition
-------------------

        The Company's total assets increased $400,000, or .35%, from $108.5 million at September 30, 1996 to $108.9 million at December 31, 1996. This increase was primarily a result of an increase of $2.0 million in net loans receivable, $200,000 in premises and equipment, $100,000 in accrued interest receivable, and $100,000 in Federal Home Loan Bank Stock. These increases in assets, along with a reduction in other accrued expenses and liabilities of $600,000 and advanced payments by borrowers' for taxes and insurance of $400,000 were funded by decreases in mortgage-backed securities of $1.3 million and cash and cash equivalents of $600,000 and increases in savings deposits of $700,000 and checks issued in excess of cash items of $400,000.

        Total loans receivable increased $2.0 million from $67.7 million at September 30, 1996, to $69.7 million at December 31, 1996. Increased economic activity in the company's lending area resulted in loan originations exceeding loan repayments. The increase in mortgage loans consisted primarily of 15- and 30-year fixed-rate loans, mortgage loans with a fixed rate for the first three years of the loan term that automatically convert to one-year adjustable rate loans during the fourth year of the loan term, and, to a lesser extent, one-year adjustable rate mortgages.

        The allowance for loan losses totaled $690,000, or .99% of total loans at December 31, 1996, which represented no change from the $690,000, or 1.02% of total loans, at September 30, 1996. The ratio of the allowance for loan losses as a percent of non-performing loans increased from 114.57% at September 30, 1996 to 136.62% at December 31, 1996. At December 31, 1996, the Company's non-performing loans were comprised primarily of one- to four-family residential loans. See "Non-performing Assets."

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

        Total deposits increased $700,000 from $69.4 million at September 30, 1996, to $70.1 million at December 31, 1996. Deposits increased primarily as a result of the "Platinum" money fund account introduced in May 1995. The "Platinum" money fund account offers tiered rates on a limited transaction account with the highest rate paid on balances of $50,000 and above. Management feels the "Platinum" money fund provides a lower risk, insured alternative to deposit customers considering higher risk investments in order to get higher yields than money market accounts.

        Total borrowed funds increased $1.1 million from $24.3 million at September 30, 1996 to $25.4 million at December 31, 1996. The increase was from advances obtained from the Federal Home Loan Bank of Topeka. The FHLB advances allowed the Association to invest the funds borrowed in loans receivable at a positive spread

        Total stockholders' equity decreased $1.0 million from $13.0 million at September 30, 1996 to $12.0 million at December 31, 1996. The decrease was primarily the result of the Company's use of $1,227,000 to repurchase 116,684 shares of common stock at an average price of 94% of book value per share, and dividends of $50,000 paid to stockholders. These decreases were partially offset by the Company's net earnings from operations of $167,000, common stock options exercised of $38,000, the repayment of employee stock ownership debt of $18,000, a fair value adjustment of $18,000 on ESOP shares committed for release, the amortization of unearned stock compensation of $11,000, and a decrease in the unrealized loss on securities available for sale of $3,000.

Non-performing Assets
---------------------

        The ratio of non-performing assets to total assets is one indicator of the Company's exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, troubled debt restructurings, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. At December 31, 1996, non-performing assets were approximately $514,000, which represents a decrease of $100,000, or 16.3%, as compared to September 30, 1996. A summary of non-performing assets by category is set forth in the following table:



                                                   December 31,    September 30,
                                                      1996             1996
                                                   ------------    ------------
                                                       (Dollars In Thousands)
Non-Accruing Loans. . . . . . . . . . . . . . .      $  304           $  367
Accruing Loans Delinquent 90 Days or More . . .         149              183
Trouble Debt Restructurings . . . . . . . . . .          52               52
Foreclosed Assets . . . . . . . . . . . . . . .           9               12
                                                     ------           ------
Total Non-Performing Assets . . . . . . . . . .      $  514           $  614
                                                     ======           ======
Total Non-Performing Assets as a
   Percentage of Total Assets . . . . . . . . .        0.47%            0.57%
                                                       ====             ====

        Included in non-accruing loans at December 31, 1996, were ten loans totaling $179,000 secured by one- to four-family real estate, one loan totaling $99,000 secured by non-residential real estate, and six consumer loans totaling $26,000. All non-accruing loans at December 31, 1996, were located in the Company's primary market area. At December 31, 1996, accruing loans delinquent 90 days or more included seven loans totaling $149,000 secured by one- to four-family real estate. At December 31, 1996, all of the Company's accruing loans delinquent 90 days or more were secured by real estate located in the Company's primary market area.

        Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of December 31, 1996, there was also one $209,000 loan secured by fifteen single family residences with respect to which the value of the collateral is questionable and known information about possible credit problems of the borrower have caused management to have doubts as to the ability of the borrower to comply with the present loan repayment terms and which may result in the future inclusion of such item in the non-performing asset categories.

        Foreclosed Assets. At December 31, 1996, the Company's real estate acquired through foreclosure included one single family residence located in the Company's primary market area with a carrying value of $9,000.

Results of Operations - Comparison of Three Months Ended December 31, 1996 and December 31, 1995
-------------------------------------------------------------------------------

        General. Net earnings for the three months ended December 31, 1996 were $167,000 as compared to $367,000 for the three months ended December 31, 1995, resulting in a decrease of $200,000, or 54.5%. The decrease in net earnings was primarily due to a non-recurring $251,000 gain on the sale of FHLMC stock which was recognized in the three months ended December 31, 1995, with no similar activity in the three months ended December 31, 1996. This decrease was offset partially by a $117,000 decrease in income tax expense. To a lesser extent, the decrease in net earnings was due to a $55,000 increase in non-interest expense and a $22,000 decrease in net interest income.

        Net Interest Income. Net interest income decreased $22,000, or 2.9%, for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995. This decrease was due primarily to an increase in interest expense of $90,000, or 7.8%, offset partially by an increase in interest income of $69,000, or 3.6%. Interest expense increased primarily due to a $7.7 million increase in average interest-bearing liabilities, offset partially by a 6 basis point decrease in the average rate paid on interest-bearing liabilities. Interest income increased primarily due to a $5.4 million increase in average interest-earning assets, offset partially by a 13 basis point decrease in yield on interest-earning assets.

        Interest Income. Interest income for the quarter ended December 31, 1996, increased to $1,986,000 from $1,917,000 for the quarter ended December 31, 1995. This increase was caused primarily by a $5.4 million increase in the average outstanding amount of interest-earning assets during the three months ended December 31, 1996, as compared to the three months ended December 31, 1995 due to the increase in the average balance of loans receivable financed by advances obtained from the Federal Home Loan Bank of Topeka. This increase was partially offset by a decrease in the average yield on interest-earning assets. The average yield on interest-earning assets decreased 13 basis points to 7.51% at December 31, 1996, from 7.64% at December 31, 1995. This decrease was caused primarily by the general decline in interest rates resulting in a reduction in yield on the Company's loan portfolio from 8.36% to 8.03%. To a lesser extent, the decrease in yield was due to a decrease in yield on the Company's investment securities portfolio from 6.70% to 6.59% for the quarter ended December 31, 1996, as compared to the same period in fiscal 1996.

        Interest Expense. Interest expense for the quarter ended December 31, 1996, increased by $90,000 to $1,247,000 as compared to $1,157,000 for the quarter ended December 31, 1995. This increase in interest expense was due primarily to a $7.7 million increase in the average outstanding amount of interest-bearing liabilities during the three months ended December 31, 1996 as compared to the three months ended December 31, 1995. This increase was partially offset by a 6 basis point decrease in average interest rates paid on interest-bearing liabilities, caused by decreases in market interest rates. The increase in interest-bearing liabilities was primarily due to a $7.8 million increase in the average outstanding amount of advances obtained from the Federal Home Loan Bank of Topeka. The advances were used by the Company to invest in loans receivable at a positive spread over the term of the advances.

        Provision for Loan Losses. Based upon management's analysis of established reserves and a review of the composition of the loan portfolio, including non-performing assets and other loans of concern, there was no provision for losses on loans for the three months ended December 31, 1996 or December 31, 1995. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic and regulatory conditions dictate. However, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determinations as to the amount of the allowance for loan losses is subject to review by the regulatory agencies which can order the establishment of additional general or specific allowances.

        Non-interest Income. Non-interest income decreased $239,000 to $54,000 during the three months ended December 31, 1996 as compared to $293,000 for the three months ended December 31, 1995. The decrease was primarily due to a non-recurring gain of $251,000 on the sale of FHLMC stock which was recognized in the three months ended December 31, 1995, with no gains on the sale of securities recognized in the three months ended December 31, 1996. Recurring non-interest income generally consists of servicing fees as well as deposit and other types of fees.

        Non-interest Expense. Total non-interest expense increased to $510,000 for the three months ended December 31, 1996 from $455,000 for the three months ended December 31, 1995, an increase of $55,000, or 12.2%. The increase was due primarily to increases in other expenses of $35,000, compensation and employee benefits of $23,000, and data processing fees of $3,000. These increases were partially offset by a decrease in federal deposit insurance premiums of $6,000. The increase in other expense was primarily due to a charitable contribution to a non-profit organization. To a lesser extent, the increase in other expense was due to advertising, stationery, printing and office supplies expense associated with the opening of a new branch office. The increase in compensation expense was primarily the result of annual increases in salaries and bonuses and increased compensation expense associated with the Company's ESOP due to the increase in the Company's stock price.

        Income Tax Expense. Income tax expense was $115,000 for the quarter ended December 31, 1996 compared to $232,000 for the quarter ended December 31, 1995, a decrease of $117,000. The Company's effective tax rates were 40.8% and 38.7% for the three months ended December 31, 1996 and December 31, 1995, respectively.

        Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank of Topeka advances and funds provided by operations. While scheduled loan and mortgage-backed security repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. Current Office of Thrift Supervision ("OTS") regulations require the Association to maintain cash and eligible investments in an amount equal to at least 5% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which the Association may rely if necessary to fund deposit withdrawals and other short-term funding needs. As of December 31, 1996, the Association's liquidity ratio was 7.74% as compared to 8.01% at September 30, 1996. These ratios exceeded the minimum regulatory liquidity requirements on both dates.

        The Company uses its capital resources principally to meet its ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At December 31, 1996, the Company had commitments to originate loans totaling $204,000. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

        Regulatory standards impose the following capital requirements on the
Association: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of December 31, 1996, the Association exceeded all fully phased-in regulatory capital standards.

        At December 31, 1996, the Association's tangible capital was $8.7 million, or 8.12% of adjusted total assets, which is in excess of the 1.5% requirement by $7.1 million. In addition, at December 31, 1996, the Association had core capital of $8.7 million, or 8.12% of adjusted total assets, which exceeds the 3% requirement by $5.5 million. The Association had risk-based capital of $9.3 million at December 31, 1996, or 19.35% of risk-adjusted assets, which exceeds the 8.0% risk-based capital requirements by $5.5 million.

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

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

        The Annual Meeting of Shareholders (the "Meeting") of First Independence Corporation was held on January 22, 1997. The matters approved by shareholders at the Meeting and the number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below:

PROPOSAL                                         NUMBER OF VOTES (1)
--------                                         -------------------
                                                                     Broker
                                            For        Withheld     Non-Votes
                                          -------      --------     ---------
Election of the following directors
for the terms indicated:

Larry G. Spencer (three years)            870,494        2,000         ---
Harold L. Swearingen (three years)        855,494       17,000         ---

                                                                        Broker
                                          For       Against  Abstain  Non-Votes
                                         ------     -------  -------  ---------
Ratification of Grant Thornton LLP
as auditors for the fiscal year ending
September 30, 1997                       872,444      ---       50       ---

(1) Reflects 100% stock dividend.

Item 5 - Other Information
         -----------------

        None.

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

        (a)     Exhibits

                None

        (b)     Reports on Form 8-K

                None

                                   SIGNATURES

        Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FIRST INDEPENDENCE CORPORATION
                                Registrant




Date:        2/13/97            /s/ Larry G. Spencer
     ------------------------   ----------------------------------
                                Larry G. Spencer
                                President and Chief Executive
                                Officer



Date:        2/13/97            /s/ James B. Mitchell
     ------------------------   ----------------------------------
                                James B. Mitchell
                                Vice President and Chief Financial
                                Accounting Officer