Form 10QSB
period 1997-03-31
FIRST INDEPENDENCE CORP /DE/
filed 1997-05-14
CIK 908486

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                        --------------------------------

                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________


                         Commission File Number 0-22184


                         FIRST INDEPENDENCE CORPORATION
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                    36-3899950
-----------------------------                      -----------------
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

         As of May 14, 1997, there were 995,015 shares of the Registrant's common stock outstanding (including 17,462 shares of restricted stock).

                         FIRST INDEPENDENCE CORPORATION


                                      INDEX


PART I.  FINANCIAL INFORMATION (unaudited)                           PAGE NO.

Item 1.  Consolidated Condensed Financial Statements

                  Consolidated Condensed Balance Sheets as of
                  March 31, 1997 and September 30, 1996                 3

                  Consolidated Condensed Statements of Earnings
                  for the Three and Six Months Ended March 31,
                  1997 and 1996                                         4

                  Consolidated Condensed Statement of Stockholders' Equity for the Year Ended September 30, 1996 and
                  Six Months Ended March 31, 1997                       5

                  Consolidated Condensed Statements of Cash
                  Flows for the Six Months Ended March 31,
                  1997 and 1996                                         6

                  Notes to Consolidated Condensed Financial
                  Statements                                            7

Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                            9

PART II. OTHER INFORMATION                                             17

                  Signature Page                                       18

                          PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                      March 31,          September 30,
                                                                                        1997                  1996
                                                                                  ------------------   ------------------
                                                                                                (Unaudited)
ASSETS
Cash and due from bank . . . . . . . . . . . . . . . . . . . . . .                     $    709,410        $    753,134
Federal funds sold . . . . . . . . . . . . . . . . . . . . . . . .                          800,000             400,000
Other interest-earning deposits. . . . . . . . . . . . . . . . . .                          265,530             610,295
                                                                                     --------------      --------------
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .                        1,774,940           1,763,429
Investment securities held to maturity (fair value:
  March 31, 1997 - $2,944,980;
  September 30, 1996 - $1,970,980) . . . . . . . . . . . . . . . .                        3,000,000           2,000,000
Investment securities available for sale . . . . . . . . . . . . .                        4,216,183           5,235,073
Mortgage-backed securities held to maturity (fair value:
  March 31, 1997 - $25,788,751;
  September 30, 1996 - $27,873,630). . . . . . . . . . . . . . . .                       25,900,681          28,039,314
Mortgage-backed securities available for sale. . . . . . . . . . .                          579,406             659,207
Loans receivable, net. . . . . . . . . . . . . . . . . . . . . . .                       70,271,871          67,682,920
Real estate acquired through foreclosure . . . . . . . . . . . . .                            8,781              11,845
Premises and equipment, net. . . . . . . . . . . . . . . . . . . .                        1,280,852             910,813
Federal Home Loan Bank Stock, at cost. . . . . . . . . . . . . . .                        1,321,600           1,239,500
Accrued interest receivable. . . . . . . . . . . . . . . . . . . .                          672,716             667,920
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .                          202,584             329,208
                                                                                     --------------      --------------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .                     $109,229,614        $108,539,229
                                                                                     ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      $74,140,900         $69,356,422
  Advances from borrowers for taxes and insurance. . . . . . . . .                          674,075             678,072
  Checks issued in excess of cash items. . . . . . . . . . . . . .                          225,253             492,627
  Advances from Federal Home Loan Bank . . . . . . . . . . . . . .                       22,500,000          24,300,000
  Income taxes payable . . . . . . . . . . . . . . . . . . . . . .                           39,666                 ---
  Other accrued expenses and liabilities . . . . . . . . . . . . .                          175,786             709,599
                                                                                     --------------      --------------
       Total liabilities . . . . . . . . . . . . . . . . . . . . .                       97,755,680          95,536,720
Stockholders' equity
  Preferred stock, $.01 par value, 500,000
    shares authorized, none issued . . . . . . . . . . . . . . . .                              ---                 ---
  Common stock, $.01 par value, 2,500,000 shares authorized,
    1,498,392 shares issued March 31, 1997; 749,196 shares
    issued September 30, 1996. . . . . . . . . . . . . . . . . . .                           14,984               7,492
  Additional paid-in capital . . . . . . . . . . . . . . . . . . .                        7,074,724           7,053,143
  Retained earnings - substantially restricted . . . . . . . . . .                        9,179,689           8,960,098
  Unrealized loss on securities available for sale, net. . . . . .                          (33,947)            (11,293)
  Treasury stock at cost, 493,098 shares at March 31, 1997
    and 331,550 shares at September 30, 1996 . . . . . . . . . . .                       (4,441,480)         (2,628,704)
  Required contributions for shares acquired by ESOP . . . . . . .                         (254,580)           (290,949)
  Unearned stock compensation - recognition and retention
    plan (RRP) . . . . . . . . . . . . . . . . . . . . . . . . . .                          (65,456)            (87,278)
                                                                                     --------------      --------------
      Total stockholders' equity . . . . . . . . . . . . . . . . .                       11,473,934          13,002,509
                                                                                     --------------      --------------
      Total liabilities and stockholders' equity . . . . . . . . .                     $109,229,614        $108,539,229
                                                                                     ==============      ==============

-----------------------------
The accompanying notes are an integral part of these statements.

                          PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                                                                     Three Months Ended                  Six Months Ended
                                                                          March 31,                         March 31,
                                                                ------------------------------    -------------------------------
                                                                    1997             1996             1997              1996
                                                                -------------    -------------    -------------     -------------
Interest income                                                          (Unaudited)                       (Unaudited)
  Loans receivable . . . . . . . . . . . . . . . .                 $1,396,150       $1,267,380       $2,778,864        $2,534,299
  Mortgage-backed securities . . . . . . . . . . .                    434,608          478,159          884,811           951,514
  Investment securities. . . . . . . . . . . . . .                    114,746          119,416          234,081           240,419
  Other. . . . . . . . . . . . . . . . . . . . . .                     38,807           58,971           72,161           114,732
                                                                -------------    -------------    -------------     -------------
    Total interest income. . . . . . . . . . . . .                  1,984,311        1,923,926        3,969,917         3,840,964
                                                                -------------    -------------    -------------     -------------
Interest expense
  Deposits . . . . . . . . . . . . . . . . . . . .                    889,179          927,268        1,781,023         1,822,472
  Borrowed funds . . . . . . . . . . . . . . . . .                    351,409          235,134          706,940           496,889
                                                                -------------    -------------    -------------     -------------
    Total interest expense . . . . . . . . . . . .                  1,240,588        1,162,402        2,487,963         2,319,361
                                                                -------------    -------------    -------------     -------------
Net interest income. . . . . . . . . . . . . . . .                    743,723          761,524        1,481,954         1,521,603

Provision for loan losses. . . . . . . . . . . . .                        ---              ---              ---               ---
                                                                -------------    -------------    -------------     -------------

Net interest income after provision
  for loan losses. . . . . . . . . . . . . . . . .                    743,723          761,524        1,481,954         1,521,603

Other income
  Gain on sale of investments. . . . . . . . . . .                        ---              ---              ---           250,945
  Income (loss) from real estate operations. . . .                     (2,041)         106,849            1,412            96,091
  Other income . . . . . . . . . . . . . . . . . .                     54,079           57,232          104,466           109,984
                                                                -------------    -------------    -------------     -------------
    Total other income . . . . . . . . . . . . . .                     52,038          164,081          105,878           457,020
                                                                -------------    -------------    -------------     -------------
General, administrative and other expense
  Employee compensation and benefits . . . . . . .                    306,132          275,745          600,983           547,924
  Occupancy and equipment. . . . . . . . . . . . .                     46,400           33,688           73,435            60,122
  Federal deposit insurance premiums . . . . . . .                     11,292           39,526           42,216            76,536
  Data processing fees . . . . . . . . . . . . . .                     40,991           38,920           75,364            70,022
  Other. . . . . . . . . . . . . . . . . . . . . .                    134,912          110,344          258,145           198,487
                                                                -------------    -------------    -------------     -------------
    Total non-interest expenses. . . . . . . . . .                    539,727          498,223        1,050,143           953,091
                                                                -------------    -------------    -------------     -------------

Earnings before income taxes . . . . . . . . . . .                    256,034          427,382          537,689         1,025,532

Income tax expense . . . . . . . . . . . . . . . .                     90,454          178,745          205,415           410,347
                                                                -------------    -------------    -------------     -------------
Net earnings . . . . . . . . . . . . . . . . . . .                 $  165,580       $  248,637       $  332,274        $  615,185
                                                                =============    =============    =============     =============

Earnings per common share - primary and fully
  diluted. . . . . . . . . . . . . . . . . . . . .                 $      .16       $      .21       $      .31        $      .50
                                                                =============    =============    =============     =============

Dividends per share. . . . . . . . . . . . . . . .                 $    .0625       $      .05       $    .1125        $    .0875
                                                                =============    =============    =============     =============

-----------------------------
The accompanying notes are an integral part of these statements.

                         FIRST INDEPENDENCE CORPORATION
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                     For The Six Months Ended March 31, 1997
                        and Year Ended September 30, 1996
                                   (Unaudited)


                                                                                     Unrealized
                                                                                    Gain (loss)
                                                      Additional                   on Securities
                                           Common      Paid-in       Retained      Available for
                                           Stock       Capital       Earnings        Sale, Net
                                           -----       -------       --------        ---------
                                                                                      <C.
Balance at October 1, 1995 . . . . . .     $7,492      $6,998,314    $8,358,681       $176,580

Cash dividends of $.1875 per share . .        ---             ---      (213,876)           ---

Purchase of 125,846 shares of
  treasury stock . . . . . . . . . . .        ---             ---           ---            ---

Amortization of unearned stock
  compensation . . . . . . . . . . . .        ---             ---           ---            ---

ESOP loan repayments . . . . . . . . .        ---             ---           ---            ---

Fair value adjustment on ESOP shares
  committed for release. . . . . . . .        ---          60,079           ---            ---

Common stock options exercised . . . .        ---          (5,250)          ---            ---

Decrease in unrealized gain on
  securities available for sale. . . .        ---             ---           ---       (187,873)

Net earnings . . . . . . . . . . . . .        ---             ---       815,293            ---
                                          -------      ----------    ----------       --------
Balance at September 30, 1996. . . . .      7,492       7,053,143     8,960,098        (11,293)

Cash dividends of $.1125 per share . .        ---             ---      (112,683)           ---

Purchase of 169,184 shares of
     treasury stock. . . . . . . . . .        ---             ---           ---            ---

Amortization of unearned stock
  compensation . . . . . . . . . . . .        ---             ---           ---            ---

ESOP loan repayments . . . . . . . . .        ---             ---           ---            ---

Fair value adjustment on ESOP shares
  committed for release. . . . . . . .        ---          39,095           ---            ---

Common stock options exercised . . . .        ---          10,022)          ---            ---

Increase in unrealized loss on
  securities available for sale. . . .        ---             ---           ---        (22,654)

Net earnings . . . . . . . . . . . . .        ---             ---       332,274            ---

One hundred percent stock dividend . .      7,492          (7,492)          ---            ---
                                          -------      ----------    ----------       --------

Balance at March 31, 1997. . . . . . .    $14,984      $7,074,724    $9,179,689       $(33,947)
                                          =======      ==========    ==========       ========

                               (RESTUBBED TABLE)


                                                              Required
                                                              Contribu-
                                                              tion for       Unearned
                                                               Shares         Stock
                                              Treasury        Acquired       Compen-         Total
                                               Stock           by ESOP     sation-RRP       Equity
                                               -----           -------     ----------       ------
Balance at October 1, 1995 . . . . . .       $(1,446,524)    $(363,686)    $(130,922)      $13,599,935

Cash dividends of $.1875 per share . .               ---           ---           ---          (213,876)

Purchase of 125,846 shares of
  treasury stock . . . . . . . . . . .        (1,207,430)          ---           ---        (1,207,430)

Amortization of unearned stock
  compensation . . . . . . . . . . . .               ---           ---        43,644            43,644

ESOP loan repayments . . . . . . . . .               ---        72,737           ---            72,737

Fair value adjustment on ESOP shares
  committed for release. . . . . . . .               ---           ---           ---            60,079

Common stock options exercised . . . .            25,250           ---           ---            20,000

Decrease in unrealized gain on
  securities available for sale. . . .               ---           ---           ---          (187,873)

Net earnings . . . . . . . . . . . . .               ---           ---           ---           815,293
                                             -----------     ---------     ---------       -----------
Balance at September 30, 1996. . . . .        (2,628,704)     (290,949)      (87,278)       13,002,509

Cash dividends of $.1125 per share . .               ---           ---           ---          (112,683)

Purchase of 169,184 shares of
      treasury stock . . . . . . . . .        (1,860,978)          ---           ---        (1,860,978)

Amortization of unearned stock
  compensation . . . . . . . . . . . .               ---           ---        21,822            21,822

ESOP loan repayments . . . . . . . . .               ---        36,369           ---            36,369

Fair value adjustment on ESOP shares
  committed for release. . . . . . . .               ---           ---           ---            39,095

Common stock options exercised . . . .            48,202           ---           ---            38,180

Increase in unrealized loss on
  securities available for sale. . . .               ---           ---           ---           (22,654)

Net earnings . . . . . . . . . . . . .               ---           ---           ---           332,274

One hundred percent stock dividend . .               ---           ---           ---               ---
                                             -----------     ---------     ---------       -----------
Balance at March 31, 1997. . . . . . .       $(4,441,480)    $(254,580)    $ (65,456)      $11,473,934
                                             ===========     =========     =========       ===========

The accompanying notes are an integral part of these statements.

                          PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    Six Months Ended March 31,
                                                                             -----------------------------------------
                                                                                  1997                       1996
                                                                             ---------------           ---------------
                                                                                            (Unaudited)
Cash flows from operating activities
  Net Earnings . . . . . . . . . . . . . . . . . . . . . . .                    $  332,274               $   615,185

  Adjustments to reconcile net earnings to net cash
    provided by operating activities
    Depreciation, amortization and accretion . . . . . . . .                        72,339                    52,849
    Increase in accrued interest receivable. . . . . . . . .                        (4,796)                  (24,935)
    Increase in income taxes payable . . . . . . . . . . . .                       140,820                    76,716
    Gain on sale of investments. . . . . . . . . . . . . . .                           ---                  (250,945)
    Amortization of expense related to employee
      benefit plans. . . . . . . . . . . . . . . . . . . . .                        97,286                    89,279
    Net gains on sale of real estate acquired through
      foreclosure. . . . . . . . . . . . . . . . . . . . . .                          (436)                 (111,619)
    Increase (decrease) in accrued expenses. . . . . . . . .                      (423,883)                    9,101
    Net change in other assets and other liabilities . . . .                       (68,486)                  (34,829)
                                                                                ----------                ----------
      Net cash provided by operating activities. . . . . . .                       145,118                   420,802
Cash flows from investing activities
    Proceeds from sale of available for sale securities. . .                           ---                   263,145
    Proceeds from maturities and repayment of securities
      Available for sale . . . . . . . . . . . . . . . . . .                     2,075,706                 3,078,657
      Held to maturity . . . . . . . . . . . . . . . . . . .                     3,074,425                 2,531,452
    Purchase of securities
      Available for sale . . . . . . . . . . . . . . . . . .                    (1,097,163)               (2,041,524)
      Held to maturity . . . . . . . . . . . . . . . . . . .                    (2,000,000)               (2,899,256)
    Net increase in loans. . . . . . . . . . . . . . . . . .                    (2,566,948)               (1,348,775)
    Capital expenditures . . . . . . . . . . . . . . . . . .                      (407,445)                 (133,142)
    Proceeds from sale of real estate acquired through
      foreclosure. . . . . . . . . . . . . . . . . . . . . .                        10,194                    37,669
                                                                                ----------                ----------
      Net cash used in investing activities. . . . . . . . .                      (911,231)                 (511,774)
Cash flows from financing activities
    Net increase in deposits . . . . . . . . . . . . . . . .                     4,784,477                 4,980,728
    Net decrease in advances from borrowers
      for taxes and insurance. . . . . . . . . . . . . . . .                        (3,998)                 (570,471)
    Increase (decrease) in checks issued in excess
      of cash items. . . . . . . . . . . . . . . . . . . . .                      (267,374)                   18,566
    Stock options exercised. . . . . . . . . . . . . . . . .                        38,180                    20,000
    Advances from Federal Home Loan Bank . . . . . . . . . .                     9,800,000                 4,500,000
    Repayment of Federal Home Loan Bank advances . . . . . .                   (11,600,000)               (8,300,000)
    Cash dividends paid. . . . . . . . . . . . . . . . . . .                      (112,683)                 (103,556)
    Purchase of treasury stock . . . . . . . . . . . . . . .                    (1,860,978)               (1,207,430)
                                                                                ----------                ----------
      Net cash provided by (used in) financing activities. .                       777,624                  (662,163)
                                                                                ----------                ----------
Net increase (decrease) in cash and cash equivalents . . . .                        11,511                  (753,135)
Cash and cash equivalents at beginning of period . . . . . .                     1,763,429                 2,114,625
                                                                                ----------                ----------
Cash and cash equivalents at end of period . . . . . . . . .                    $1,774,940                $1,361,490
                                                                                ==========                ==========

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

         In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial condition of First Independence Corporation as of March 31, 1997, and the results of operations and cash flows for all interim periods presented.

         Operating results for the three and six months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997.

(2)      Earnings Per Share of Common Stock

         Primary earnings per share is computed by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding. Stock options are considered common stock equivalents. Common shares and common share equivalents outstanding excludes unallocated and uncommitted shares held by the ESOP trust. Average weighted unallocated and uncommitted shares in the ESOP trust were 52,734 and 54,553 for the three and six months ended March 31, 1997 and 67,281 and 69,100 for the three and six months ended March 31, 1996, respectively.

(3)      Stock Dividend

         On December 18, 1996, the Board of Directors declared a 100% stock dividend paid on January 24, 1997, which is accounted for similar to a 2 for 1 stock split. All earnings and dividends per share have been restated to reflect the stock dividend. Weighted average number of shares outstanding used to compute earnings per share were 1,056,187 and 1,077,938 for the three and six months ended March 31, 1997 and 1,181,460 and 1,222,068 for the three and six months ended March 31, 1996, respectively.

(4)      Regulatory Capital Requirements

         Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), as implemented by rules promulgated by the Office of Thrift Supervision, savings institutions must meet three separate minimum capital-to-asset requirements. The table on the following page summarizes, as of March 31, 1997, the capital requirements applicable to First Federal Savings and Loan Association of Independence ("the Association") and its actual capital ratios. For purposes of calculating regulatory capital, adjustments required by Statement of Financial Accounting Standards No. 115 are not taken into account. As of March 31, 1997, the Association exceeded all current regulatory capital standards.

                                                                                                      To be well
                                                                                                   capaitalized under
                                                                           For capital              prompt corrective
                                                 Actual                 adequacy purposes           action provisions
                                         ------------------------    -------------------------   -------------------------
                                           Amount         Ratio        Amount         Ratio        Amount         Ratio
                                         ------------    --------    ------------    ---------   ------------    ---------
                                                                      (Dollars in Thousands)

Total risk-based capital                    $9,544        19.45%        $3,926          *8.0%       $4,907         *10.0%

Tier 1 risk-based capital                    8,930        18.20          1,963          *4.0         2,944         * 6.0

Tier 1 (core) capital                        8,930         8.27          3,239          *3.0         5,399         * 5.0

Tangible capital                             8,930         8.27          1,620          *1.5           ---           ---

------------------
* Greater than or equal to.

(5)      Supplemental Disclosure of Cash Flow Information

                                                                                Six months ended March 31,
                                                                                --------------------------
                                                                                1997                 1996
                                                                                ----                 ----
         Cash paid for:
           Interest                                                          $2,480,221          $2,310,260
           Income taxes                                                          64,595             333,631
         Noncash investing and financing activities:
           Transfer from loans to real estate
              acquired through foreclosure                                        8,781                 ---
           Issuance of loans receivable in connection
              with the sale of real estate acquired
              through foreclosure                                                   ---              45,000



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

Financial Condition
-------------------

         The Company's total assets increased $700,000, or .64%, from $108.5 million at September 30, 1996 to $109.2 million at March 31, 1997. This increase was primarily a result of an increase of $2.6 million in net loans receivable, $400,000 in premises and equipment, and $100,000 in Federal Home Loan Bank Stock. These increases in assets, along with reductions in advances from the Federal Home Loan Bank of Topeka of $1.8 million, other accrued expenses and liabilities of $500,000, and checks issued in excess of cash items of $300,000 were funded by an increase in savings deposits of $4.7 million and a decrease in mortgage-backed securities of $2.2 million.

         Total loans receivable increased $2.6 million from $67.7 million at September 30, 1996, to $70.3 million at March 31, 1997. Increased economic activity in the Company's lending area resulted in loan originations exceeding loan repayments. The increase in mortgage loans consisted primarily of 15- and 30-year fixed-rate mortgage loans, mortgage loans with a fixed rate for the first three years of the loan term that automatically convert to one-year adjustable rate loans during the fourth year of the loan term, and, to a lesser extent, one-year adjustable rate mortgages.

         The allowance for loan losses totaled $690,000, or .98% of total loans at March 31, 1997, which represented no change from the $690,000, or 1.02% of total loans, at September 30, 1996. The ratio of the allowance for loan losses as a percent of non-performing loans decreased from 114.57% at September 30, 1996 to 70.46% at March 31, 1997. At March 31, 1997, the Company's non-performing loans were comprised primarily of one- to four-family residential loans. See "Non-performing Assets."

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

         Total deposits increased $4.7 million from $69.4 million at September 30, 1996, to $74.1 million at March 31, 1997. Deposits increased primarily as a result of the "Platinum" money fund account introduced in May 1995. The "Platinum" money fund account offers tiered rates on a limited transaction account with the highest rate paid on balances of $50,000 and above. Management feels the "Platinum" money fund provides a lower risk, insured alternative to deposit customers considering higher risk investments in order to get higher yields than money market accounts.

         Total borrowed funds decreased $1.8 million from $24.3 million at September 30, 1996 to $22.5 million at March 31, 1997. The decrease was due to the principal repayment of advances obtained from the Federal Home Loan Bank of Topeka. Most of the advances obtained from the Federal Home Loan Bank of Topeka were used by the Company to invest in loans receivable at a positive spread over the term of the advances.

         Total stockholders' equity decreased $1.5 million from $13.0 million at September 30, 1996 to $11.5 million at March 31, 1997. The decrease was primarily the result of the Company's use of $1,861,000 to repurchase 169,184 shares of common stock at an average price of 98% of book value per share, the use of $113,000 to pay dividends to stockholders, and an increase in the unrealized loss on securities available for sale of $23,000. These decreases to stockholders' equity were partially offset by the Company's net earnings from operations of $332,000, a fair value adjustment of $39,000 on ESOP shares committed for release, common stock options exercised of $38,000, the repayment of employee stock ownership debt of $36,000, and the amortization of unearned stock compensation of $22,000.

Non-performing Assets
---------------------

         The ratio of non-performing assets to total assets is one indicator of the Company's exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, troubled debt restructurings, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. At March 31, 1997, non-performing assets were approximately $988,000, which represents an increase of $374,000, or 60.9%, as compared to September 30, 1996. The increase in non-performing assets was due primarily to one loan totaling $347,000 secured by a single family residence in Texas. The borrowers previously filed for protection under the bankruptcy statutes in February 1991, but once again experienced financial difficulties during the second quarter of fiscal 1997. A summary of non-performing assets by category is set forth in the following table:

                                                  March 31,        September 30,
                                                    1997               1996
                                                  ---------        -------------
                                                       (Dollars In Thousands)

Non-Accruing Loans. . . . . . . . . . . . . . .     $  440            $  367
Accruing Loans Delinquent 90 Days or More . . .        487               183
Trouble Debt Restructurings . . . . . . . . . .         52                52
Foreclosed Assets . . . . . . . . . . . . . . .          9                12
                                                    ------            ------
Total Non-Performing Assets . . . . . . . . . .     $  988            $  614
                                                    ======            ======
Total Non-Performing Assets as a
   Percentage of Total Assets . . . . . . . . .       0.91%             0.57%
                                                      ====              ====

         Included in non-accruing loans at March 31, 1997, were nineteen loans totaling $320,000 secured by one- to four-family real estate, one loan totaling $98,000 secured by non-residential real estate, and five consumer loans totaling $22,000. All non-accruing loans at March 31, 1997, were located in the Company's primary market area. At March 31, 1997, accruing loans delinquent 90 days or more included eight loans totaling $487,000 secured by one- to four-family real estate. At March 31, 1997, all of the Company's accruing loans delinquent 90 days or more were secured by real estate located in the Company's primary market area except for one loan mentioned above totaling $347,000 secured by a single family residence in Texas.

         Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of March 31, 1997, there was also one $209,000 loan secured by fifteen single family residences with respect to which the value of the collateral is questionable and known information about possible credit problems of the borrower have caused management to have doubts as to the ability of the borrower to comply with the present loan repayment terms and which may result in the future inclusion of such item in the non-performing asset categories.

         Foreclosed Assets. At March 31, 1997, the Company's real estate acquired through foreclosure included one single family residence located in the Company's primary market area with a carrying value of $9,000.

Results of Operations - Comparison of Three and Six Months Ended March 31, 1997 and March 31, 1996
-------------------------------------------------------------------------------

         General. Net earnings for the six months ended March 31, 1997 were $332,000 as compared to $615,000 for the six months ended March 31, 1996, resulting in a decrease of $283,000, or 46.0%. The decrease in net earnings was primarily due to a non-recurring $251,000 gain on the sale of FHLMC stock which was recognized in the six months ended March 31, 1996, with no similar activity in the six months ended March 31, 1997. To a lesser extent, the decrease in net earnings was due to an increase in non-interest expense of $97,000 and decreases in income from real estate operations of $95,000 and net interest income of $40,000. These decreases in net earnings were partially offset by a decrease in income tax expense of $205,000.

         Net earnings for the three months ended March 31, 1997 were $166,000 as compared to $249,000 for the three months ended March 31, 1996, resulting in a decrease of $83,000, or 33.3%. The decrease in net earnings was primarily due to a decrease in other income of $112,000, an increase in non-interest expense of $42,000, and a decrease in net interest income of $18,000, partially offset by a decrease in income tax expense of $89,000.

         Net Interest Income. Net interest income decreased $40,000, or 2.63%, for the six months ended March 31, 1997 as compared to the six months ended March 31, 1996. This decrease was due primarily to an increase in interest expense of $169,000, or 7.29%; offset partially by an increase in interest income of $129,000, or 3.36%. Interest expense increased primarily due to an $8.2 million increase in the average balance of interest-bearing liabilities, offset partially by an 11 basis point decrease in the average rate paid on interest-bearing liabilities. Interest income increased primarily due to a $5.7 million increase in the average balance of interest-earning assets, offset partially by a 16 basis point decrease in yield on interest-earning assets. The variance between the increase in interest-bearing liabilities and interest-earning assets was caused primarily by the use of $1.9 million in interest-earning assets to purchase treasury stock.

         Net interest income decreased $18,000, or 2.4%, for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. This decrease was due primarily to an increase in interest expense of $79,000, or 6.8%; offset partially by an increase in interest income of $60,000 or 3.12%. The decrease was due to the same reasons as stated above for the six months ended March 31, 1997, as compared to the six months ended March 31, 1996. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 113.7% for the three months ended March 31, 1996 to 110.5% for the three months ended March 31, 1997.

         Interest Income. Interest income for the six months ended March 31, 1997, increased to $3,970,000 from $3,841,000 for the six months ended March 31, 1996. This increase was caused primarily by a $5.7 million increase in the average outstanding amount of interest-earning assets during the six months ended March 31, 1997, as compared to the six months ended March 31, 1996; due to the increase in the average balance of loans receivable financed by advances obtained from the Federal Home Loan Bank of Topeka. This increase was partially offset by a decrease in the average yield on interest-earning assets. The average yield on interest-earning assets decreased 16 basis points to 7.48% for the six months ended March 31, 1997, from 7.64% for the six months ended March 31, 1996. This decrease was caused primarily by the general decline in interest rates resulting in a reduction in yield on the Company's loan portfolio from 8.31% to 7.99%. To a lesser extent, the decrease in yield was due to a decrease in yield on the Company's investment securities portfolio from 6.65% to 6.63% for the six months ended March 31, 1997, as compared to the same period in fiscal 1996.

         Interest income for the quarter ended March 31, 1997, increased to $1,984,000 from $1,924,000 for the quarter ended March 31, 1996. This increase was caused primarily by a $5.3 million increase in the average outstanding amount of interest-earning assets during the three months ended March 31, 1997, as compared to the three months ended March 31, 1996 due to the increase in the average balance of loans receivable financed by advances obtained from the Federal Home Loan Bank of Topeka. This increase was partially offset by a decrease in the average yield on interest-earning assets. The average yield on interest-earning assets decreased 16 basis points to 7.49% for the three months ended March 31, 1997, from 7.65% for the three months ended March 31, 1996. This decrease was caused primarily by the general decline in interest rates resulting in a reduction in yield on the Company's loan portfolio from 8.26% to 8.01%. To a lesser extent, the decrease in yield was due to a decrease in yield on the Company's mortgage-backed securities portfolio from 6.55% to 6.48% for the quarter ended March 31, 1997, as compared to the same period in fiscal 1996.

         Interest Expense. Interest expense for the six months ended March 31, 1997, increased by $169,000 to $2,488,000 as compared to $2,319,000 for the six months ended March 31, 1996. This increase in interest expense was due primarily to an $8.2 million increase in the average outstanding amount of interest-bearing liabilities during the six months ended March 31, 1997 as compared to the six months ended March 31, 1996. This increase was partially offset by an 11 basis point decrease in average interest rates paid on interest-bearing liabilities, caused by decreases in market interest rates. The increase in interest-bearing liabilities was primarily due to a $7.4 million increase in the average outstanding amount of advances obtained from the Federal Home Loan Bank of Topeka. The advances were used by the Company to invest in loans receivable at a positive spread over the term of the advances.

         Interest expense for the quarter ended March 31, 1997, increased by $79,000 to $1,241,000 as compared to $1,162,000 for the quarter ended March 31, 1996. This increase in interest expense was due primarily to a $6.9 million increase in the average outstanding amount of interest-bearing liabilities during the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. This increase in interest-bearing liabilities was due primarily to the same reasons as stated above. However, the interest expense was partially offset by a 3 basis point decrease in average interest rates paid on interest-bearing liabilities, caused by decreases in market interest rates.

         Provision for Loan Losses. Based upon management's analysis of established reserves and review of the composition of the loan portfolio, including non-performing assets and other loans of concern, there was no provision for losses on loans for the three and six months ended March 31, 1997 and March 31, 1996. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic and regulatory conditions dictate. However, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determinations as to the amount of the allowance for loan losses is subject to review by the regulatory agencies which can order the establishment of additional general or specific allowances.

         Non-interest Income. Non-interest income decreased $351,000 to $106,000 during the six months ended March 31, 1997 as compared to $457,000 for the six months ended March 31, 1996. The decrease was primarily due to a non-recurring $251,000 gain on the sale of FHLMC stock which was recognized in the six months ended March 31, 1996, with no gains on the sale of securities recognized in the six months ended March 31, 1997. To a lesser extent, the decrease was due to the recognition during the fiscal 1996 period of a deferred gain of $105,000 from the sale of real estate owned, with no corresponding gains during the fiscal 1997 period.

         Non-interest income decreased $112,000 to $52,000 during the three months ended March 31, 1997 as compared to $164,000 for the three months ended March 31, 1996. The decrease was primarily due to the recognition of a deferred gain of $105,000 from the sale of real estate owned during the fiscal 1996 period with no corresponding gain during the fiscal 1997 period. The deferred gain originated from real estate owned that was sold during fiscal 1995 and was amortized in full during the second quarter of fiscal 1996. Recurring non-interest income generally consists of servicing fees as well as deposit and other types of fees.

         Non-interest Expense. Total non-interest expense increased to $1,050,000 for the six months ended March 31, 1997 from $953,000 for the six months ended March 31, 1996, an increase of $97,000, or 10.2%. The increase was primarily due to increases in other expenses of $60,000, compensation and employee benefits of $53,000, occupancy and equipment of $13,000, and data processing fees of $5,000. These increases were partially offset by a decrease in federal deposit insurance premiums of $35,000. The increase in other expenses was primarily due to the opening of a new branch office resulting in additional advertising, stationery, printing and office supplies expense. The increase in compensation expense was primarily the result of normal, annual cost of living increases in salaries and bonuses, and increased compensation expense associated with the Company's ESOP plan due to the increase in the Company's stock price.

         Total non-interest expense increased by $42,000 for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. The increase was due primarily to increases in compensation and employee benefits of $30,000, other expenses of $25,000, occupancy and equipment of $12,000, and data processing fees of $2,000. These increases were partially offset by a decrease in federal deposit insurance premiums of $29,000. The increase in non-interest expense for the three months ended March 31, 1997 was due to the same reasons as stated above.

         Income Tax Expense. Income tax expense was $205,000 for the six months ended March 31, 1997 compared to $410,000 for the six months ended March 31, 1996, a decrease of $205,000. The Association's effective tax rates were 38.2% and 40.0% for the six months ended March 31, 1997 and March 31, 1996, respectively.

         Income tax expense was $90,000 for the quarter ended March 31, 1997 compared to $179,000 for the quarter ended March 31, 1996, a decrease of $89,000. The Association's effective tax rates were 35.3% and 41.8% for the three months ended March 31, 1997 and March 31, 1996, respectively. The decrease in the effective tax rates for both the quarter and six month periods during fiscal 1997, was due primarily to a state tax credit received by the Company after a charitable contribution was made to a non-profit organization.

         Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank of Topeka advances and funds provided by operations. While scheduled loan and mortgage-backed security repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. Current Office of Thrift Supervision ("OTS") regulations require the Association to maintain cash and eligible investments in an amount equal to at least 5% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which the Association may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. As of March 31, 1997, the Association's liquidity ratio was 9.70% as compared to 8.01% at September 30, 1996. These ratios exceeded the minimum regulatory liquidity requirements on both dates.

         The Company uses its capital resources principally to meet its ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At March 31, 1997, the Company had commitments to originate loans totaling $520,000. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

         Regulatory standards impose the following capital requirements on the
Association: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of March 31, 1997, the Association exceeded all fully phased-in regulatory capital standards.

         At March 31, 1997, the Association's tangible capital was $8.9 million, or 8.27% of adjusted total assets, which is in excess of the 1.5% requirement by $7.3 million. In addition, at March 31, 1997, the Association had core capital of $8.9 million, or 8.27% of adjusted total assets, which exceeds the 3% requirement by $5.7 million. The Association had risk-based capital of $9.5 million at March 31, 1997, or 19.45% of risk-adjusted assets, which exceeds the 8.0% risk-based capital requirements by $5.6 million.

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

         None

Item 5 - Other Information
         -----------------

         None.

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

                                                             Sequentially
                                                             Numbered Page
                                                            Where attached
                                                               Exhibit
         Exhibit Number                                       is located
         --------------                                       ----------

                  Exhibit 27, "Financial Data Schedule"           19

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES
                                   ----------

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FIRST INDEPENDENCE CORPORATION
                                         Registrant




Date:    May 14, 1997                    /s/ Larry G. Spencer
     -------------------------           --------------------------------
                                         Larry G. Spencer
                                         President and Chief Executive
                                         Officer



Date:    May 14, 1997                    /s/ James B. Mitchell
     -------------------------           ---------------------------------
                                         James B. Mitchell
                                         Vice President and Chief Financial
                                         Accounting Officer