Form 10QSB
period 1997-06-30
FIRST INDEPENDENCE CORP /DE/
filed 1997-08-12
CIK 908486

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                        --------------------------------

                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________


                         Commission File Number 0-22184


                         FIRST INDEPENDENCE CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                             36-3899950
----------------------------                                ------------------
(State or other jurisdiction                                 (I.R.S. Employer
    of incorporation or                                      Identification or
       organization)                                              number)


               Myrtle & Sixth Streets, Independence, Kansas 67301
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (316) 331-1660
--------------------------------------------------------------------------------
                           (issuer's telephone number)


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

         As of August 8, 1997, there were 991,833 shares of the Registrant's common stock outstanding (including 17,462 shares of restricted stock).

                         FIRST INDEPENDENCE CORPORATION


                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION (unaudited)                                               PAGE NO.

Item 1.  Consolidated Condensed Financial Statements

                  Consolidated Condensed Balance Sheets as of
                  June 30, 1997 and September 30, 1996                                      3

                  Consolidated Condensed Statements of Earnings
                  for the Three and Nine Months Ended June 30,
                  1997 and 1996                                                             4

                  Consolidated Condensed Statement of Stockholders'
                  Equity for the Year Ended September 30, 1996 and
                  Nine Months Ended June 30, 1997                                           5

                  Consolidated Condensed Statements of Cash
                  Flows for the Nine Months Ended June 30,
                  1997 and 1996                                                             6

                  Notes to Consolidated Condensed Financial
                  Statements                                                                7

Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                                9

PART II. OTHER INFORMATION                                                                 17

                  Signature Page                                                           18


                          PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                         June 30,          September 30,
                                                                                           1997                1996
                                                                                       ------------        ------------
                                                                                                  (Unaudited)
ASSETS
Cash and due from bank . . . . . . . . . . . . . . . . . . . . . .                     $    854,804        $    753,134
Federal funds sold . . . . . . . . . . . . . . . . . . . . . . . .                              ---             400,000
Other interest-earning deposits. . . . . . . . . . . . . . . . . .                          390,483             610,295
                                                                                       ------------        ------------
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .                        1,245,287           1,763,429
Investment securities held to maturity (fair value:
  June 30, 1997 - $3,985,240;
  September 30, 1996 - $1,970,980) . . . . . . . . . . . . . . . .                        4,000,000           2,000,000
Investment securities available for sale . . . . . . . . . . . . .                        4,271,085           5,235,073
Mortgage-backed securities held to maturity (fair value:
  June 30, 1997 - $24,808,950;
  September 30, 1996 - $27,873,630). . . . . . . . . . . . . . . .                       24,669,799          28,039,314
Mortgage-backed securities available for sale. . . . . . . . . . .                          530,445             659,207
Loans receivable, net. . . . . . . . . . . . . . . . . . . . . . .                       72,513,381          67,682,920
Real estate acquired through foreclosure . . . . . . . . . . . . .                           58,166              11,845
Premises and equipment, net. . . . . . . . . . . . . . . . . . . .                        1,263,677             910,813
Federal Home Loan Bank Stock, at cost. . . . . . . . . . . . . . .                        1,344,400           1,239,500
Accrued interest receivable. . . . . . . . . . . . . . . . . . . .                          779,280             667,920
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .                          200,092             329,208
                                                                                       ------------        ------------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .                     $110,875,612        $108,539,229
                                                                                       ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      $74,275,068         $69,356,422
  Advances from borrowers for taxes and insurance. . . . . . . . .                          361,836             678,072
  Checks issued in excess of cash items. . . . . . . . . . . . . .                        1,118,136             492,627
  Advances from Federal Home Loan Bank . . . . . . . . . . . . . .                       23,300,000          24,300,000
  Income taxes payable . . . . . . . . . . . . . . . . . . . . . .                           85,974                 ---
  Other accrued expenses and liabilities . . . . . . . . . . . . .                          167,667             709,599
                                                                                       ------------        ------------
       Total liabilities . . . . . . . . . . . . . . . . . . . . .                       99,308,681          95,536,720
Stockholders' equity
  Preferred stock, $.01 par value, 500,000
    shares authorized, none issued . . . . . . . . . . . . . . . .                              ---                 ---
  Common stock, $.01 par value, 2,500,000 shares authorized,
    1,498,392 shares issued June 30, 1997; 749,196 shares
    issued September 30, 1996. . . . . . . . . . . . . . . . . . .                           14,984               7,492
  Additional paid-in capital . . . . . . . . . . . . . . . . . . .                        7,094,559           7,053,143
  Retained earnings - substantially restricted . . . . . . . . . .                        9,297,490           8,960,098
  Unrealized loss on securities available for sale, net. . . . . .                           (4,894)            (11,293)
  Treasury stock at cost, 501,559 shares at June 30, 1997
    and 331,550 shares at September 30, 1996 . . . . . . . . . . .                       (4,544,267)         (2,628,704)
  Required contributions for shares acquired by ESOP . . . . . . .                         (236,396)           (290,949)
  Unearned stock compensation - recognition and retention
    plan (RRP) . . . . . . . . . . . . . . . . . . . . . . . . . .                          (54,545)            (87,278)
                                                                                       ------------        ------------
      Total stockholders' equity . . . . . . . . . . . . . . . . .                       11,566,931          13,002,509
                                                                                       ------------        ------------
      Total liabilities and stockholders' equity . . . . . . . . .                     $110,875,612        $108,539,229
                                                                                       ============        ============

-------------------
The accompanying notes are an integral part of these statements.

                          PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS


                                                                        Three Months Ended                 Nine Months Ended
                                                                             June 30,                           June 30,
                                                                   ---------------------------       ----------------------------
                                                                       1997             1996             1997              1996
                                                                   ----------       ----------       ----------        ----------
Interest income                                                            (Unaudited)                       (Unaudited)
  Loans receivable . . . . . . . . . . . . . . . .                 $1,446,507       $1,312,299       $4,225,371        $3,846,598
  Mortgage-backed securities . . . . . . . . . . .                    420,277          488,358        1,305,088         1,439,872
  Investment securities. . . . . . . . . . . . . .                    137,583          119,214          371,664           359,632
  Other. . . . . . . . . . . . . . . . . . . . . .                     32,809           26,698          104,970           141,430
                                                                   ----------       ----------       ----------        ----------
    Total interest income. . . . . . . . . . . . .                  2,037,176        1,946,569        6,007,093         5,787,532
                                                                   ----------       ----------       ----------        ----------
Interest expense
  Deposits . . . . . . . . . . . . . . . . . . . .                    930,141          884,372        2,711,164         2,706,844
  Borrowed funds . . . . . . . . . . . . . . . . .                    334,227          256,911        1,041,167           753,800
                                                                   ----------       ----------       ----------        ----------
    Total interest expense . . . . . . . . . . . .                  1,264,368        1,141,283        3,752,331         3,460,644
                                                                   ----------       ----------       ----------        ----------
Net interest income. . . . . . . . . . . . . . . .                    772,808          805,286        2,254,762         2,326,888

Provision for loan losses. . . . . . . . . . . . .                        ---              ---              ---               ---
                                                                   ----------       ----------       ----------        ----------
Net interest income after provision
  for loan losses. . . . . . . . . . . . . . . . .                    772,808          805,286        2,254,762         2,326,888

Other income
  Gain on sale of investments. . . . . . . . . . .                        ---              ---              ---           250,945
  Income (loss) from real estate operations. . . .                     (6,018)            (894)          (4,606)           95,197
  Other income . . . . . . . . . . . . . . . . . .                     69,749           66,783          174,215           176,767
                                                                   ----------       ----------       ----------        ----------
    Total other income . . . . . . . . . . . . . .                     63,731           65,889          169,609           522,909
                                                                   ----------       ----------       ----------        ----------
General, administrative and other expense
  Employee compensation and benefits . . . . . . .                    318,317          271,019          919,300           818,943
  Occupancy and equipment. . . . . . . . . . . . .                     45,113           34,891          118,548            95,013
  Federal deposit insurance premiums . . . . . . .                     11,600           41,360           53,816           117,896
  Data processing fees . . . . . . . . . . . . . .                     37,100           34,556          112,464           104,578
  Other. . . . . . . . . . . . . . . . . . . . . .                    120,905           90,923          379,050           289,409
                                                                   ----------       ----------       ----------        ----------
    Total non-interest expenses. . . . . . . . . .                    533,035          472,749        1,583,178         1,425,839
                                                                   ----------       ----------       ----------        ----------
Earnings before income taxes . . . . . . . . . . .                    303,504          398,426          841,193         1,423,958

Income tax expense . . . . . . . . . . . . . . . .                    126,697          155,052          332,112           565,399
                                                                   ----------       ----------       ----------        ----------
Net earnings . . . . . . . . . . . . . . . . . . .                 $  176,807       $  243,374       $  509,081        $  858,559
                                                                   ==========       ==========       ==========        ==========
Earnings per common share - primary and fully
  diluted. . . . . . . . . . . . . . . . . . . . .                 $      .18       $      .21       $      .48        $      .72
                                                                   ==========       ==========       ==========        ==========
Dividends per share. . . . . . . . . . . . . . . .                 $    .0625       $      .05       $     .175        $    .1375
                                                                   ==========       ==========       ==========        ==========

-----------------------------
The accompanying notes are an integral part of these statements.

                         FIRST INDEPENDENCE CORPORATION
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                     For The Nine Months Ended June 30, 1997
                        and Year Ended September 30, 1996
                                   (Unaudited)

                                                                                                 Unrealized
                                                                                                Gain (loss)
                                                                  Additional                   on Securities
                                                       Common      Paid-in       Retained      Available for
                                                       Stock       Capital       Earnings        Sale, Net
                                                       -----       -------       --------        ---------

Balance at October 1, 1995 . . . . . .                 $7,492      $6,998,314    $8,358,681     $176,580

Cash dividends of $.1875 per share . .                    ---             ---      (213,876)         ---

Purchase of 125,846 shares of
  treasury stock . . . . . . . . . . .                    ---             ---           ---          ---

Amortization of unearned stock
  compensation . . . . . . . . . . . .                    ---             ---           ---          ---

ESOP loan repayments . . . . . . . . .                    ---             ---           ---          ---

Fair value adjustment on ESOP shares
  committed for release. . . . . . . .                    ---          60,079           ---          ---

Common stock options exercised . . . .                    ---          (5,250)          ---          ---

Decrease in unrealized gain on
  securities available for sale. . . .                    ---             ---           ---     (187,873)

Net earnings . . . . . . . . . . . . .                    ---             ---       815,293          ---
                                                     --------       ---------     ---------    ---------

Balance at September 30, 1996. . . . .                  7,492       7,053,143     8,960,098      (11,293)

Cash dividends of $.175 per share  . .                    ---             ---      (171,689)         ---

Purchase of 179,463 shares of
  treasury stock . . . . . . . . . . .                    ---             ---           ---          ---

Amortization of unearned stock
  compensation . . . . . . . . . . . .                    ---             ---           ---          ---

ESOP loan repayments . . . . . . . . .                    ---             ---           ---          ---

Fair value adjustment on ESOP shares
  committed for release. . . . . . . .                    ---          61,407          ---          ---

Common stock options exercised . . . .                    ---         (12,499)         ---          ---

Decrease in unrealized loss on
  securities available for sale. . . .                    ---             ---           ---        6,399

Net earnings . . . . . . . . . . . . .                    ---             ---       509,081          ---

One hundred percent stock dividend . .                  7,492          (7,492)          ---          ---
                                                     --------       ---------     ---------    ---------

Balance at June 30, 1997 . . . . . . .                $14,984       $7,094,559   $9,297,490      $(4,894)
                                                     ========       ==========   ==========    =========

                               [RESTUBBED TABLE]

                         FIRST INDEPENDENCE CORPORATION
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                     For The Nine Months Ended June 30, 1997
                        and Year Ended September 30, 1996
                                   (Unaudited)

                                                                      Required
                                                                      Contribu-
                                                                      tion for      Unearned
                                                                       Shares        Stock
                                                        Treasury      Acquired      Compen-         Total
                                                         Stock         by ESOP    sation-RRP       Equity
                                                         -----         -------    ----------       ------

Balance at October 1, 1995 . . . . . .                 $(1,446,524)    $(363,686)    $(130,922)   $13,599,935

Cash dividends of $.1875 per share . .                       ---           ---           ---         (213,876)

Purchase of 125,846 shares of
  treasury stock . . . . . . . . . . .                  (1,207,430)        ---           ---       (1,207,430)

Amortization of unearned stock
  compensation . . . . . . . . . . . .                       ---           ---          43,644         43,644

ESOP loan repayments . . . . . . . . .                       ---          72,737         ---           72,737

Fair value adjustment on ESOP shares
  committed for release. . . . . . . .                       ---           ---           ---           60,079

Common stock options exercised . . . .                      25,250         ---           ---           20,000

Decrease in unrealized gain on
  securities available for sale. . . .                       ---           ---           ---         (187,873)

Net earnings . . . . . . . . . . . . .                       ---           ---           ---          815,293
                                                       -----------    ----------     ---------    -----------

Balance at September 30, 1996. . . . .                  (2,628,704)     (290,949)      (87,278)    13,002,509

Cash dividends of $.175 per share  . .                       ---           ---           ---         (171,689)

Purchase of 179,463 shares of
  treasury stock . . . . . . . . . . .                  (1,975,332)        ---           ---       (1,975,332)

Amortization of unearned stock
  compensation . . . . . . . . . . . .                       ---           ---          32,733         32,733

ESOP loan repayments . . . . . . . . .                       ---          54,553         ---           54,553

Fair value adjustment on ESOP shares
  committed for release. . . . . . . .                       ---           ---           ---           61,407

Common stock options exercised . . . .                      59,769         ---           ---           47,270

Decrease in unrealized loss on
  securities available for sale. . . .                       ---           ---           ---            6,399

Net earnings . . . . . . . . . . . . .                       ---           ---           ---          509,081

One hundred percent stock dividend . .                       ---           ---           ---             ---
                                                       -----------    ----------     ---------    -----------
Balance at June 30, 1997 . . . . . . .                 $(4,544,267)    $(236,396)    $ (54,545)   $11,566,931
                                                       ===========    ==========     =========    ===========

The accompanying notes are an integral part of these statements.

                          PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                                                        Nine Months Ended June 30,
                                                                                 --------------------------------------
                                                                                      1997                      1996
                                                                                 ------------              ------------
Cash flows from operating activities                                                            (Unaudited)
  Net Earnings . . . . . . . . . . . . . . . . . . . . . . .
                                                                                    $ 509,081                 $ 858,559
  Adjustments to reconcile net earnings to net cash
    provided by operating activities

    Depreciation, amortization and accretion . . . . . . . .                          104,087                    88,772
    Increase in accrued interest receivable. . . . . . . . .                         (111,360)                 (128,462)
    Increase in income taxes payable . . . . . . . . . . . .                          188,342                    67,320
    Gain on sale of investments. . . . . . . . . . . . . . .                              ---                  (250,945)
    Amortization of expense related to employee
      benefit plans. . . . . . . . . . . . . . . . . . . . .                          148,693                   132,747

    Net (gain) loss on sale of real estate acquired
      through foreclosure. . . . . . . . . . . . . . . . . .                            1,373                  (111,669)

    Decrease in accrued expenses . . . . . . . . . . . . . .                         (426,406)                  (14,837)

    Net change in other assets and other liabilities . . . .                          (89,939)                  (12,688)
                                                                                 ------------              ------------
      Net cash provided by operating activities. . . . . . .                          323,871                   628,797

Cash flows from investing activities

    Proceeds from sale of available for sale securities. . .                              ---                   263,145

    Proceeds from maturities and repayment of securities
      Available for sale . . . . . . . . . . . . . . . . . .                        2,127,306                 3,124,892
      Held to maturity . . . . . . . . . . . . . . . . . . .                        4,276,958                 4,044,896

    Purchase of securities
      Available for sale . . . . . . . . . . . . . . . . . .                       (1,124,749)               (2,111,334)
      Held to maturity . . . . . . . . . . . . . . . . . . .                       (3,000,000)               (5,790,534)

    Net increase in loans. . . . . . . . . . . . . . . . . .                       (4,853,155)               (4,322,699)

    Capital expenditures . . . . . . . . . . . . . . . . . .                         (413,035)                 (226,931)

    Proceeds from sale of real estate acquired through
      foreclosure. . . . . . . . . . . . . . . . . . . . . .                           16,494                    37,669
                                                                                 ------------              ------------
      Net cash used in investing activities. . . . . . . . .                       (2,970,181)               (4,980,896)

Cash flows from financing activities
    Net increase in deposits . . . . . . . . . . . . . . . .                        4,918,646                   918,805
    Net decrease in advances from borrowers
      for taxes and insurance. . . . . . . . . . . . . . . .                         (316,236)                 (858,950)

    Increase in checks issued in excess of cash items. . . .                          625,509                   601,009

    Stock options exercised. . . . . . . . . . . . . . . . .                           47,270                    20,000

    Advances from Federal Home Loan Bank . . . . . . . . . .                       14,700,000                13,100,000

    Repayment of Federal Home Loan Bank advances . . . . . .                      (15,700,000)               (9,200,000)

    Cash dividends paid. . . . . . . . . . . . . . . . . . .                         (171,689)                 (158,625)

    Purchase of treasury stock . . . . . . . . . . . . . . .                       (1,975,332)               (1,207,430)
                                                                                 ------------              ------------
      Net cash provided by financing activities. . . . . . .                        2,128,168                 3,214,809
                                                                                 ------------              ------------
Net decrease in cash and cash equivalents. . . . . . . . . .                         (518,142)               (1,137,290)

Cash and cash equivalents at beginning of period . . . . . .                        1,763,429                 2,114,625
                                                                                 ------------              ------------
Cash and cash equivalents at end of period . . . . . . . . .                     $  1,245,287              $    977,335
                                                                                 ============              ============

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

         In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial condition of First Independence Corporation as of June 30, 1997, and the results of operations and cash flows for all interim periods presented.

         Operating results for the three and nine months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997.

(2)      Earnings Per Share of Common Stock

         Primary earnings per share is computed by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding. Stock options are considered common stock equivalents. Common shares and common share equivalents outstanding excludes unallocated and uncommitted shares held by the ESOP trust. Average weighted unallocated and uncommitted shares in the ESOP trust were 49,098 and 52,735 for the three and nine months ended June 30, 1997 and 63,646 and 67,282 for the three and nine months ended June 30, 1996, respectively.

(3)      Stock Dividend

         On December 18, 1996, the Board of Directors declared a 100% stock dividend paid on January 24, 1997, which is accounted for similar to a 2 for 1 stock split. All earnings and dividends per share have been restated to reflect the stock dividend. Weighted average number of shares outstanding used to compute primary earnings per share were 1,008,773 and 1,049,914 for the three and nine months ended June 30, 1997 and 1,154,814 and 1,199,786 for the three and nine months ended June 30, 1996, respectively.

(4)      Regulatory Capital Requirements

         Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), as implemented by rules promulgated by the Office of Thrift Supervision, savings institutions must meet three separate minimum capital-to-asset requirements. The table on the following page summarizes, as of June 30, 1997, the capital requirements applicable to First Federal Savings and Loan Association of Independence ("the Association") and its actual capital ratios. For purposes of calculating regulatory capital, adjustments required by Statement of Financial Accounting Standards No. 115 are not taken into account. As of June 30, 1997, the Association exceeded all current regulatory capital standards.


                                                                                                  To be well capitalized
                                                                                                          under
                                                                           For capital              prompt corrective
                                                 Actual                 adequacy purposes           action provisions
                                         ------------------------    -------------------------   -------------------------
                                           Amount         Ratio        Amount         Ratio        Amount         Ratio
                                         ------------    --------    ------------    ---------   ------------    ---------
                             (Dollars in Thousands)

Total risk-based capital                    $9,758         19.44%       $4,017          *8.0%       $5,021         *10.0%

Tier 1 risk-based capital                    9,130        18.18          2,008          *4.0         3,012          *6.0

Tier 1 (core) capital                        9,130         8.33          3,288          *3.0         5,480          *5.0

Tangible capital                             9,130         8.33          1,644          *1.5           ---           ---


(5)      Supplemental Disclosure of Cash Flow Information

                                                                    Nine months ended June 30,
                                                                 -------------------------------
                                                                   1997                 1996
                                                                   ----                 ----
         Cash paid for:
           Interest                                              $3,747,112          $3,475,481
           Income taxes                                             143,770             498,079

         Noncash investing and financing activities:
           Transfer from loans to real estate
              acquired through foreclosure                           88,772              11,845
           Issuance of loans receivable in connection
              with the sale of real estate acquired
              through foreclosure                                       ---              45,000

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

         The Company does not undertake--and specifically disclaims any obligation--to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition
-------------------

         The Company's total assets increased $2.4 million, or 2.15%, from $108.5 million at September 30, 1996 to $110.9 million at June 30, 1997. This increase was primarily a result of an increase of $4.8 million in net loans receivable, $1.0 million in investment securities, $400,000 in premises and equipment, and $100,000 in Federal Home Loan Bank Stock. These increases in assets, along with reductions in advances from the Federal Home Loan Bank of Topeka of $1.0 million, other accrued expenses and liabilities of $500,000, and advances from borrowers for taxes and insurance of $300,000 were funded by increases in savings deposits of $4.9 million and checks issued in excess of cash items of $600,000 and decreases in mortgage-backed securities of $3.5 million and cash and cash equivalents of $500,000.

         Total loans receivable increased $4.8 million from $67.7 million at September 30, 1996, to $72.5 million at June 30, 1997. Increased economic activity in the Company's lending area resulted in loan originations exceeding loan repayments. The increase in mortgage loans consisted primarily of 15- and 30-year fixed-rate mortgage loans, mortgage loans with a fixed rate for the first three years of the loan term that automatically convert to one-year adjustable rate loans during the fourth year of the loan term, and, to a lesser extent, one-year adjustable rate mortgages.

         The allowance for loan losses totaled $668,000, or .92% of total loans at June 30, 1997, which represented a $22,000 decrease from the $690,000, or 1.02% of total loans, at September 30, 1996. The ratio of the allowance for loan losses as a percent of non-performing loans decreased from 114.57% at September 30, 1996 to 73.84% at June 30, 1997. At June 30, 1997, the Company's
non-performing loans were comprised primarily of one- to four-family residential loans. See "Non-performing Assets."

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

         Total deposits increased $4.9 million from $69.4 million at September 30, 1996, to $74.3 million at June 30, 1997. Deposits increased primarily as a result of the "Platinum" money fund account introduced in May 1995. The "Platinum" money fund account offers tiered rates on a limited transaction account with the highest rate paid on balances of $50,000 and above. Management feels the "Platinum" money fund provides a lower risk, insured alternative to deposit customers considering higher risk investments in order to get higher yields than money market accounts.

         Total borrowed funds decreased $1.0 million from $24.3 million at September 30, 1996 to $23.3 million at June 30, 1997. The decrease was due to the principal repayment of advances obtained from the Federal Home Loan Bank of Topeka. The increase in deposits provided the Company with the opportunity to reduce its outstanding advances. Most of the advances obtained from the Federal Home Loan Bank of Topeka were originally used by the Company to invest in loans receivable at a positive spread over the term of the advances.

         Total stockholders' equity decreased $1.4 million from $13.0 million at September 30, 1996 to $11.6 million at June 30, 1997. The decrease was primarily the result of the Company's use of $1,975,000 to repurchase 179,463 shares of common stock at an average price of 98% of book value per share and the use of $172,000 to pay dividends to stockholders. These decreases to stockholders' equity were partially offset by the Company's net earnings from operations of $509,000, a fair value adjustment of $61,000 on ESOP shares committed for release, the repayment of employee stock ownership debt of $55,000, common stock options exercised of $47,000, the amortization of unearned stock compensation of $33,000, and a decrease in the unrealized loss on securities available for sale of $6,000.

Non-performing Assets
---------------------

         The ratio of non-performing assets to total assets is one indicator of the Company's exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, troubled debt restructurings, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. At June 30, 1997, non-performing assets were approximately $963,000, which represents an increase of $349,000, or 56.8%, as compared to September 30, 1996. The increase in non-performing assets was due primarily to one loan totaling $346,000 secured by a single family residence in Texas. The borrowers previously filed for protection under the bankruptcy statutes in February 1991, but once again experienced financial difficulties during fiscal 1997. A summary of non-performing assets by category is set forth in the following table:

                                                                 June 30,               September 30,
                                                                   1997                     1996
                                                               ------------             ------------
                                                                       (Dollars In Thousands)

Non-Accruing Loans. . . . . . . . . . . . . . .                   $  306                   $  367
Accruing Loans Delinquent 90 Days or More . . .                      548                      183
Trouble Debt Restructurings . . . . . . . . . .                       51                       52
Foreclosed Assets . . . . . . . . . . . . . . .                       58                       12
                                                                  ------                   ------
Total Non-Performing Assets . . . . . . . . . .                   $  963                   $  614
                                                                  ======                   ======
Total Non-Performing Assets as a
   Percentage of Total Assets . . . . . . . . .                     0.87%                    0.57%
                                                                    =====                    ====

         Included in non-accruing loans at June 30, 1997, were nine loans totaling $194,000 secured by one- to four-family real estate, one loan totaling $98,000 secured by non-residential real estate, and six consumer loans totaling $14,000. All non-accruing loans at June 30, 1997, were located in the Company's primary market area. At June 30, 1997, accruing loans delinquent 90 days or more included eight loans totaling $548,000 secured by one- to four-family real estate. At June 30, 1997, all of the Company's accruing loans delinquent 90 days or more were secured by real estate located in the Company's primary market area except for one loan mentioned above totaling $346,000 secured by a single family residence in Texas.

         Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of June 30, 1997, there was also one $207,000 loan secured by fifteen single family residences with respect to which the value of the collateral is questionable and known information about possible credit problems of the borrower have caused management to have doubts as to the ability of the borrower to comply with the present loan repayment terms and which may result in the future inclusion of such item in the non-performing asset categories.

         Foreclosed Assets. At June 30, 1997, the Company's real estate acquired through foreclosure included four single family residences located in the Company's primary market area with a carrying value of $58,000.

Results of Operations - Comparison of Three and Nine Months Ended June 30, 1997 and June 30, 1996
--------------------------------------------------------------------------------
         General. Net earnings for the nine months ended June 30, 1997 were $509,000 as compared to $859,000 for the nine months ended June 30, 1996, resulting in a decrease of $350,000, or 40.7%. The decrease in net earnings was primarily due to a non-recurring $251,000 gain on the sale of FHLMC stock which was recognized in the nine months ended June 30, 1996, with no similar activity in the nine months ended June 30, 1997. To a lesser extent, the decrease in net earnings was due to an increase in non-interest expense of $157,000 and decreases in income from real estate operations of $90,000 and net interest income of $72,000. These decreases in net earnings were partially offset by a decrease in income tax expense of $233,000.

         Net earnings for the three months ended June 30, 1997 were $177,000 as compared to $243,000 for the three months ended June 30, 1996, resulting in a decrease of $66,000, or 27.4%. The decrease in net earnings was primarily due to an increase in non-interest expense of $60,000, a decrease in net interest income of $32,000, and a decrease in other income of $2,000, partially offset by a decrease in income tax expense of $28,000.

         Net Interest Income. Net interest income decreased $72,000, or 3.10%, for the nine months ended June 30, 1997 as compared to the nine months ended June 30, 1996. This decrease was due primarily to an increase in interest expense of $291,000, or 8.43%; offset partially by an increase in interest income of $219,000, or 3.79%. Interest expense increased primarily due to a $7.3 million increase in the average balance of interest-bearing liabilities and, to a lesser extent, a 1 basis point increase in the average rate paid on interest-bearing liabilities. Interest income increased primarily due to a $5.1 million increase in the average balance of interest-earning assets, offset partially by a 9 basis point decrease in yield on interest-earning assets. The variance between the increase in interest-bearing liabilities and interest-earning assets was due primarily to the use of $2.0 million dollars to purchase treasury stock.

         Net interest income decreased $32,000, or 4.03%, for the three months ended June 30, 1997, as compared to the three months ended June 30, 1996. This decrease was due primarily to an increase in interest expense of $123,000, or 10.78%; offset partially by an increase in interest income of $90,000 or 4.65%. The decrease was due to the same reasons as stated above for the nine months ended June 30, 1997, as compared to the nine months ended June 30, 1996. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 113.6% for the three months ended June 30, 1996 to 110.5% for the three months ended June 30, 1997.

         Interest Income. Interest income for the nine months ended June 30, 1997, increased to $6,007,000 from $5,788,000 for the nine months ended June 30, 1996. This increase was caused primarily by a $5.1 million increase in the average outstanding amount of interest-earning assets during the nine months ended June 30, 1997, as compared to the nine months ended June 30, 1996; due to the increase in the average balance of loans receivable financed by advances obtained from the Federal Home Loan Bank of Topeka and increased savings deposits. This increase was partially offset by a decrease in the average yield on interest-earning assets. The average yield on interest-earning assets decreased 9 basis points to 7.52% for the nine months ended June 30, 1997, from 7.61% for the nine months ended June 30, 1996. This decrease was caused primarily by the general decline in interest rates resulting in a reduction in yield on the Company's loan portfolio from 8.29% to 8.02%. To a lesser extent, the decrease in yield was due to a decrease in yield on the Company's investment securities portfolio from 6.63% to 6.62% for the nine months ended June 30, 1997, as compared to the same period in fiscal 1996.

         Interest income for the quarter ended June 30, 1997, increased to $2,037,000 from $1,947,000 for the quarter ended June 30, 1996. This increase was caused primarily by a $4.4 million increase in the average outstanding amount of interest-earning assets during the three months ended June 30, 1997, as compared to the three months ended June 30, 1996. The increase in interest-earning assets resulted from an increase in the average balance of loans receivable and investment securities financed by advances obtained from the Federal Home Loan Bank of Topeka and increased savings deposits. The Association has initiated a program to lengthen the terms of advances to more closely match the terms of new loan originations. At the same time, deposits are being used to repay short term advances. To a lesser extent, the increase was due to an increase in the average yield on interest-earning assets. The average yield on interest-earning assets increased 3 basis points to 7.58% at June 30, 1997, from 7.55% at June 30, 1996. This increase was caused primarily by an increase in yield on the Association's mortgage-backed securities portfolio from 6.41% to 6.56% and Federal Home Loan Bank stock from 6.60% to 6.89% at June 30, 1997, as compared to the same period in 1996. These increases were partially offset by a decrease in the loan portfolio yield from 8.24% to 8.05% at June 30, 1997, as compared to June 30, 1996.

         Interest Expense. Interest expense for the nine months ended June 30, 1997, increased by $291,000 to $3,752,000 as compared to $3,461,000 for the nine months ended June 30, 1996. This increase in interest expense was due primarily to a $7.3 million increase in the average outstanding amount of interest-bearing liabilities during the nine months ended June 30, 1997 as compared to the nine months ended June 30, 1996. To a lesser extent, the increase in interest expense was due to a 1 basis point increase in the average interest rate paid on interest-bearing liabilities. The increase in interest-bearing liabilities was primarily due to a $6.1 million increase in the average outstanding amount of advances obtained from the Federal Home Loan Bank of Topeka. The advances were used by the Company to invest in loans receivable at a positive spread over the term of the advances.

         Interest expense for the quarter ended June 30, 1997, increased by $123,000 to $1,264,000 as compared to $1,141,000 for the quarter ended June 30, 1996. This increase in interest expense was due primarily to a $6.6 million increase in the average outstanding amount of interest-bearing liabilities during the three months ended June 30, 1997, as compared to the three months ended June 30, 1996. This increase in interest-bearing liabilities was due primarily to the same reasons as stated above. To a lesser extent, the increase in interest expense was the result of a higher cost of funds in the third quarter of fiscal 1997 as compared to the same period of fiscal 1996. The average cost of funds was 5.20% at June 30, 1997 as compared to 5.04% at June 30, 1996. This 16 basis point increase in the average cost of funds was due primarily to maturing Federal Home Loan Bank advances repricing at higher rates.

         Provision for Loan Losses. Based upon management's analysis of established reserves and review of the composition of the loan portfolio, including non-performing assets and other loans of concern, there was no provision for losses on loans for the three and nine months ended June 30, 1997 and June 30, 1996. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic and regulatory conditions dictate. However, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determinations as to the amount of the allowance for loan losses is subject to review by the regulatory agencies which can order the establishment of additional general or specific allowances.

         Non-interest Income. Non-interest income decreased $353,000 to $170,000 during the nine months ended June 30, 1997 as compared to $523,000 for the nine months ended June 30, 1996. The decrease was primarily due to a non-recurring $251,000 gain on the sale of FHLMC stock which was recognized in the nine months ended June 30, 1996, with no gains on the sale of securities recognized in the nine months ended June 30, 1997. To a lesser extent, the decrease was due to the recognition during the fiscal 1996 period of a deferred gain of $105,000 from the sale of real estate owned, with no corresponding gains recognized during the fiscal 1997 period. Non-interest income decreased $2,000 to $64,000 during the three months ended June 30, 1997 as compared to $66,000 for the three months ended June 30, 1996. Recurring non-interest income generally consists of servicing fees as well as deposit and other types of fees.

         Non-interest Expense. Total non-interest expense increased to $1,583,000 for the nine months ended June 30, 1997 from $1,426,000 for the nine months ended June 30, 1996, an increase of $157,000, or 11.03%. The increase was primarily due to increases in compensation and employee benefits of $100,000, other expenses of $90,000, occupancy and equipment of $24,000, and data processing fees of $7,000. These increases were partially offset by a decrease in federal deposit insurance premiums of $64,000, due to a reduction in insurance premium rates. The increase in other expenses was primarily due to the opening of a new branch office resulting in additional advertising, stationery, printing and office supplies expense. The increase in compensation expense was primarily the result of normal, annual cost of living increases in salaries and bonuses, and increased compensation expense associated with the Company's ESOP due to the increase in the Company's stock price.

         Total non-interest expense increased by $60,000 for the three months ended June 30, 1997, as compared to the three months ended June 30, 1996. The increase was due primarily to increases in compensation and employee benefits of $47,000, other expenses of $30,000, occupancy and equipment of $10,000, and data processing fees of $2,000. These increases were partially offset by a decrease in federal deposit insurance premiums of $29,000. The increase in non-interest expense for the three months ended June 30, 1997 was due to the same reasons as stated above.

         Income Tax Expense. Income tax expense was $332,000 for the nine months ended June 30, 1997 compared to $565,000 for the nine months ended June 30, 1996, a decrease of $233,000. The Association's effective tax rates were 39.5% and 39.7% for the nine months ended June 30, 1997 and June 30, 1996, respectively.

         Income tax expense was $127,000 for the quarter ended June 30, 1997 compared to $155,000 for the quarter ended June 30, 1996, a decrease of $28,000. The Association's effective tax rates were 41.7% and 38.9% for the three months ended June 30, 1997 and June 30, 1996, respectively.

         Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank of Topeka advances and funds provided by operations. While scheduled loan and mortgage-backed security repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. Current Office of Thrift Supervision ("OTS") regulations require the Association to maintain cash and eligible investments in an amount equal to at least 5% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which the Association may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. As of June 30, 1997, the Association's liquidity ratio was 6.30% as compared to 8.01% at September 30, 1996. These ratios exceeded the minimum regulatory liquidity requirements on both dates.

         The Company uses its capital resources principally to meet its ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At June 30, 1997, the Company had commitments to originate loans totaling $520,000. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

         Regulatory standards impose the following capital requirements on the
Association: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of June 30, 1997, the Association exceeded all fully phased-in regulatory capital standards.

         At June 30, 1997, the Association's tangible capital was $9.1 million, or 8.33% of adjusted total assets, which is in excess of the 1.5% requirement by $7.5 million. In addition, at June 30, 1997, the Association had core capital of $9.1 million, or 8.33% of adjusted total assets, which exceeds the 3% requirement by $5.8 million. The Association had risk-based capital of $9.8 million at June 30, 1997, or 19.44% of risk-adjusted assets, which exceeds the 8.0% risk-based capital requirement by $5.7 million.

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

                                             FIRST INDEPENDENCE CORPORATION
                                             Registrant




Date:    August 8, 1997                      /s/ Larry G. Spencer
      ------------------------               ---------------------------------
                                             Larry G. Spencer
                                             President and Chief Executive
                                             Officer



Date:    August 8, 1997                      /s/ James B. Mitchell
      ------------------------               ---------------------------------
                                             James B. Mitchell
                                             Vice President and Chief Financial
                                             Accounting Officer