Form 10KSB
period 1997-09-30
FIRST INDEPENDENCE CORP /DE/
filed 1997-12-29
CIK 908486

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from _____________ to _____________________

                        Commission File Number 0-22184

                        FIRST INDEPENDENCE CORPORATION
          -----------------------------------------------------------
         (Name of small business issuer as specified in its charter)

                   Delaware                                  36-3899950
       -------------------------------                    ----------------
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                  Identification No.)

Myrtle and Sixth Streets, Independence, Kansas                  67301
----------------------------------------------            ----------------
   (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (316) 331-1660
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

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such requirements for the past 90 days.
YES __X__. NO___.

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State the issuer's revenues for its most recent fiscal year:
$8,315,300.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the NASDAQ Stock Market as of December 5, 1997, was $10.6 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of December 16, 1997, there were issued and outstanding 978,333 shares of the Registrant's Common Stock (including 8,734 shares of restricted stock issued pursuant to the Registrant's Recognition and Retention Plan).

                      DOCUMENTS INCORPORATED BY REFERENCE

        Part II of Form 10-KSB - Annual Report to Stockholders for the
                    fiscal year ended September 30, 1997.

           Part III of Form 10-KSB - Proxy Statement for 1998 Annual
                           Meeting of Stockholders.

          Transitional Small Business Disclosure Format: YES ____. NO__X__.

                                    PART I

Item 1.    Description of Business

General

         First Independence Corporation (the "Company") is a Delaware corporation which was formed at the direction of First Federal Savings and Loan Association of Independence ("First Federal" or the "Association") in June 1993 for the purpose of becoming the savings and loan holding company of First Federal. The Company owns all of the outstanding stock of First Federal issued on October 5, 1993 in connection with the completion of First Federal's conversion from the mutual to the stock form of organization (the "Conversion"). The Company issued 727,375 shares of common stock at a price of $10.00 per share in the Conversion. All references to the Company at or before October 5, 1993 refer to First Federal. At September 30, 1997, the Company had total assets of $112.5 million, and stockholders' equity of $11.5 million.

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

         The Association's revenues are derived principally from interest on mortgage loans and mortgage-backed securities, interest on investment securities, dividends on FHLB stock and loan origination income.

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

Market Area

         Through its offices in Independence and Coffeyville, Kansas, First Federal currently serves primarily Montgomery County, Kansas and, to a lesser extent, Wilson County and the eastern part of Chautauqua County in Kansas. The Association competes in loan originations and in attracting deposits with approximately nine financial institutions serving its primary market area. The Association estimates its share of the savings market in Montgomery County to be approximately 14%.

         First Federal established a loan production office in Lawrence, Kansas effective October 15, 1997. The office will primarily originate construction loans in Lawrence and the surrounding area. Loan approvals will be made at the Association's main office with disbursements and collections handled at the loan production office. The office is currently staffed with a loan originator and two processors.

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

         The Association's primary focus in lending activities is on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. To a much lesser extent, the Association also originates loans secured by non-residential real estate and consumer loans and a limited amount of multi-family real estate loans. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities." At September 30, 1997, the Association's net loan portfolio totaled $74.6 million.

         All loans must be reviewed by a committee comprised of the Association's President and three other officers of the Association. The committee has authority to approve loans secured by real estate to any one borrower of up to $500,000. The executive committee has authority to approve loans up to $750,000 which provide for a personal guarantee from the borrower. Loans in excess of this limit require approval of the Board of Directors. All loan approvals made by the loan committee are ratified by the Board of Directors.

         The aggregate amount of loans that the Association is permitted to make under applicable federal regulations to any one borrower, including related entities, is generally equal to the greater of 15% of unimpaired capital and surplus or $500,000. At September 30, 1997, the maximum amount which the Association could have lent to any one borrower and the borrower's related entities was approximately $1.4 million. See "Regulation - Federal Regulation of Savings Associations."

         Loan Portfolio Composition. The following information sets forth the composition of the Association's loan portfolio in dollar amounts and in percentages (before deductions (or additions) for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.


                                                                                   At September 30,
                                           ----------------------------------------------------------------------------------------
                                                        1997                             1996                           1995
                                           -----------------------------    --------------------------    -------------------------
                                              Amount            Percent       Amount           Percent       Amount        Percent
                                              ------            -------       ------           -------       ------        -------
                                                                                (Dollars in Thousands)

Real Estate Loans

 One- to four-family.....................    $64,152             84.30%      $57,353           82.29%     $50,747           82.34%
 Multi-family............................      1,164              1.53         1,371            1.97        1,420            2.30
 Non-residential.........................      7,479              9.83         7,224           10.36        7,454           12.10
 Construction............................        764              1.00         1,834            2.63          526            0.85
                                            --------            ------        ------            ----    ---------         -------
    Total real estate loans..............     73,559             96.66        67,782           97.25       60,147           97.59
                                            --------            ------        ------           -----     --------          ------

Consumer Loans:

 Deposit account.........................        350              0.46           364            0.52          314            0.50
 Automobile..............................        705              0.93           402            0.58          269            0.44
 Home equity.............................        550              0.72           781            1.12          641            1.04
 Home improvement........................        274              0.36           183            0.26          102            0.17
 Other...................................        661              0.87           185            0.27          159            0.26
                                            --------            ------        ------         -------    ---------         -------

    Total consumer loans.................      2,540              3.34         1,915            2.75        1,485            2.41
                                            --------            ------        ------         -------     --------         -------

     Total Loans.........................     76,099            100.00%       69,697          100.00%      61,632          100.00%
                                                                ======                        ======                       ======

Less:

 Loans in process........................        572                           1,050                          372
 Deferred fees and discounts.............        300                             274                          200
 Allowance for losses....................        668                             690                          690
                                            --------                         -------                      -------
 Total loans receivable, net.............    $74,559                        $ 67,683                      $60,370
                                             =======                        ========                      =======

         The following table shows the composition of the Association's loan portfolio by fixed- and adjustable-rate categories at the dates indicated.


                                                                                   At September 30,
                                           ----------------------------------------------------------------------------------------
                                                        1997                             1996                           1995
                                           -----------------------------    --------------------------    -------------------------
                                              Amount            Percent       Amount           Percent       Amount     Percent
                                              ------            -------       ------           -------       ------     -------
                                                                                (Dollars in Thousands)

Real Estate Loans

 Real estate:
  One- to four-family.......................    $37,581          49.38%     $31,231          44.81%        $23,163           37.59%
  Multi-family..............................        683           0.90          871           1.25             821            1.33
  Non-residential...........................      5,055           6.64        4,835           6.94           5,304            8.61
  Construction..............................        764           1.00          ---            ---             526            0.85
                                                -------         ------      -------          -----         -------          ------
    Total fixed-rate real estate loans......     44,083          57.92       36,937          53.00          29,814           48.38
 Consumer...................................      1,990           2.62        1,437           2.06           1,123            1.82
                                                -------          -----       ------          -----          ------           -----
    Total fixed-rate loans..................     46,073          60.54       38,374          55.06          30,937           50.20
                                                 ------          -----       ------          =====          ------           -----

Adjustable-Rate Loans
 Real estate:
  One- to four-family.......................     26,571          34.92       26,122          37.47          27,584           44.75
  Multi-family..............................        481           0.63          500           0.72             599            0.97
  Non-residential...........................      2,424           3.19        2,389           3.43           2,150            3.49
  Construction..............................        ---            ---        1,834           2.63             ---             ---
                                               --------         ------      -------          -----        --------          ------
     Total adjustable-rate real estate loans     29,476          38.74       30,845          44.25          30,333           49.21
 Consumer...................................        550           0.72          478           0.69             362            0.59
                                               --------         ------      -------          -----        --------          ------
     Total adjustable-rate loans............     30,026          39.46       31,323          44.94          30,695           49.80
                                               --------         ------       ------          -----         -------          ------

     Total Loans............................     76,099         100.00%      69,697         100.00%         61,632          100.00%
                                                                ======                      ======                          ======

Less
 Loans in process...........................        572                       1,050                            372
 Deferred fees and discounts................        300                         274                            200
 Allowance for losses.......................        668                         690                            690
                                               --------                      ------                       --------

 Total loans receivable, net................    $74,559                     $67,683                        $60,370
                                                =======                     =======                        =======

         The following schedule shows the scheduled contractual maturities of the Association's loan portfolio at September 30, 1997. Mortgages which have adjustable or renegotiable interest rates are shown as repaying in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                           Real Estate
                             -----------------------------------------
                                     One- to        Multi-family, and
                                   Four-Family       Non-Residential       Construction         Consumer               Total
                             -------------------  --------------------  -------------------  ---------------    --------------------
                                        Weighted             Weighted             Weighted            Weighted              Weighted
                                        Average              Average               Average             Average               Average
                              Amount     Rate     Amount      Rate       Amount     Rate     Amount     Rate      Amount       Rate
                              ------     ----     ------      ----       ------     ----     ------     ----      ------       ----
                                                                       (Dollars in Thousands)

    Due During Periods
   Ending September 30,
   --------------------

1998(1) .................    $   213     8.49%   $    18       6.50%   $  144       7.50%   $ 1,159      8.94%   $ 1,534       8.71%
1999 ....................         99     9.10        221       8.49        --         --        182      9.11        502       8.84
2000 ....................        123     8.16         22       9.43        --         --        300      9.31        445       9.00
2001 and 2002 ...........      1,441     7.76      1,083       8.85        --         --        661      8.96      3,185       8.38
2003 to 2007 ............      6,729     7.88      1,616       8.36        96       8.75        238      8.63      8,583       7.99
2008 to 2022 ............     34,832     7.74      5,535       8.42        --         --         --        --     40,463       7.84
2023 and following ......     20,715     7.52        148       8.25       524       7.74         --        --     21,387       7.53
                                                                                                                 -------
       Total ............                                                                                        $76,099
                                                                                                                 =======

---------
(1) Includes demand loans, loans having no stated maturity and overdraft loans.

         The total amount of loans due after September 30, 1997, which have predetermined interest rates is $45.2 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $29.4 million.

         One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Association's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers and builders. The Association has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area. At September 30, 1997, the Association's one- to four-family residential mortgage loans, totaled $64.2 million, or 84.3% of the Association's loan portfolio.

         The Association currently makes adjustable-rate, one- to four-family residential mortgage loans in amounts up to 95% of the appraised value, or selling price, of the security property, whichever is less. For loans with a loan-to-value ratio of 90% or greater, the Association requires private mortgage insurance equal to 20% of the loan value in order to reduce the Association's exposure level. For loans with loan-to-value ratios of greater than 80% but less than 90%, the Association typically requires private mortgage insurance to reduce the Association's exposure. The determination as to whether to obtain such insurance is made on a case-by-case basis, based on a variety of factors including the borrower's payment history, the borrower's length of employment, the quality of the property, the term of the loan and the debt to income ratio of the borrower. At September 30, 1997, the Association had 474 loans totaling $25.5 million with a loan-to-value ratio of greater than 80% but less than 90% and 307 loans totaling $14.7 million with a loan-to-value ratio of 90% or greater.

         The Association currently offers one-year ARM loans at rates determined in accordance with market and competitive factors for a term of up to 30 years. The interest rate charged on ARM loans currently originated by the Association is based upon the one year Constant Maturity Treasury Index. The adjustable-rate loans currently originated by the Association provide for a 1% annual cap and floor, and a 5% lifetime cap on the interest rate adjustment over the rate in effect on the date of origination. The actual interest rate on these adjustable-rate loans may not be reduced below 5% over the life of the loan. The annual and lifetime caps on interest rate increases reduce the extent to which these loans can help protect the Association against interest rate risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Company's Annual Report to Stockholders attached hereto as Exhibit 13 (the "Annual Report"). Approximately 38.8% of the loans secured by one- to four-family real estate originated by the Association during fiscal 1997 were originated with adjustable rates of interest. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities."

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

         In underwriting residential real estate loans, the Association evaluates the borrower's ability to make monthly payments, employment history, credit history and the value of the property securing the loan. Potential borrowers are typically qualified for both adjustable- and fixed-rate loans based upon the initial or stated rate of the loan. Adjustable rate loans increase the risk of default to the extent the interest rate adjusts upward and the borrower is unable to make the payments at the increased rate. Although borrowers on adjustable-rate loans are qualified based upon the initial rate of the loan, if a borrower's debt to income ratios are marginal, the Association will take into consideration the borrower's ability to make future payments in the event the interest rate adjusts upward. Since the size of the Association's average new loan originated is approximately $50,000, management believes increases in interest rates do not generally increase payment amounts to levels that would significantly impair the borrower's ability to make monthly payments.

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

         Approximately $2.5 million, or 3.9% of the Association's one- to four-family residential mortgage loan portfolio, was purchased by the Association. These loans are primarily secured by property located in Texas and have been in the Association's portfolio for several years. The Association has purchased only a limited amount of one- to four-family residential mortgage loans since 1989. The level of delinquencies in the Association's portfolio of purchased loans secured by one- to four-family residential real estate is consistent with that of the loans originated and retained by the Association.

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

         As a result, in part, of the decrease in loan demand for residential loans in the Association's principal market area during recent periods and the Association's asset/liability management objectives, First Federal has increased its investments in mortgage-backed securities. Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity. For information regarding the carrying and market values of First Federal's mortgage-backed securities portfolio, see Note C of the Notes to Consolidated Financial Statements in the Annual Report attached as Exhibit 13 hereto. The Association has also, from time to time, purchased single-family loans from other financial institutions. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition" in the Annual Report.

         The Association also makes a limited number of construction loans to individuals for the construction of their residences. There were $764,000 of construction loans outstanding at September 30, 1997.

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

         Non-Residential/Multi-Family Real Estate Lending. In order to enhance the yield on and decrease the average term to maturity of its assets, the Association has originated and purchased permanent loans and participation interests in loans originated by other lenders secured by non-residential and multi-family real estate. The Association also has a limited amount of loans secured by land. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report. At September 30, 1997, the Association had $8.6 million in non-residential/multi-family real estate loans, representing 11.4% of the Association's loan portfolio.

         Approximately 12.7% of the property securing the Association's non-residential/multi-family (including land) real estate loan portfolio is located outside the Association's primary market area. Many of the properties securing these purchased loans or participations are located in Texas and neighboring states. Some of these areas have experienced adverse economic conditions including a general softening in real estate markets and the local economy, which may result in increased loan delinquencies and loan losses. However, most of the Association's non-residential/multi-family real estate loan portfolio is seasoned and, during the past five years, the Association has had no significant purchases or participations in such loans.

         The table below sets forth, by type of security property, the Association's non-residential/ multi-family real estate loans at September 30, 1997.


                                                                Number        Outstanding            Amount
                                                                  of           Principal         Non-Performing
                                                                 Loans          Balance           or of Concern
                                                                 -----          -------           -------------
                                                                             (Dollars in Thousands)

Multi-family................................................        6             $1,164          $      --
Small business facilities and office buildings..............       43              3,470                 98
Health care facility........................................        9              1,207                 --
Churches....................................................        5                215                 --
Warehouse/mini-storage......................................        3                338                 --
Shopping centers............................................        1                 73                 --
Hotel/motel.................................................        3              1,284                 --
Land........................................................       25                892                 --
                                                                  ---            -------             ------

    Total multi-family residential and non-residential real
        estate loans........................................       95             $8,643             $   98
                                                                  ===              =====              =====

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

         At September 30, 1997, the Association had no non-residential/multi-family real estate loans to one borrower, or group of borrowers, which had an existing carrying value in excess of $500,000, except for the loans to four unrelated borrowers or groups of borrowers described below. The first loan is secured by a hotel located in Columbia, Missouri and had an outstanding balance at September 30, 1997 of $707,000. This loan was reviewed by the OTS prior to origination and has been current since its inception in June 1991. The other loans in excess of $500,000 at September 30, 1997, included a loan to one borrower totaling $615,000 secured by an apartment building located in Rogers, Arkansas; a loan with an outstanding balance of $533,000 secured by a motel in Independence, Kansas; and a loan with an outstanding balance of $728,000 secured by an apartment building located in Gladstone, Missouri. All of these loans were current at September 30, 1997. See "Regulation - Federal Regulation of Savings Associations."

         Non-residential/multi-family real estate lending affords the Association an opportunity to receive interest at rates higher than that generally available from one- to four-family residential lending. Nevertheless, loans secured by such properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by non-residential/multi-family real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. The Association has attempted to minimize these risks through its underwriting standards and by lending primarily on existing income-producing properties.

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

         Consumer Lending. Consumer loans generally have shorter terms to maturity (thus reducing First Federal's exposure to changes in interest rates) and carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that the offering of consumer loan products helps to expand and create stronger ties to its existing customer base, by increasing the number of customer relationships and providing cross-marketing opportunities. At September 30, 1997, the Association's consumer loan portfolio totaled $2.5 million, or 3.3% of its loan portfolio. Under applicable federal law, the Association is authorized to invest up to 35% of its assets in consumer loans.

         First Federal offers a variety of secured consumer loans, including home equity loans, home improvement loans, auto loans, and loans secured by savings deposits and other consumer collateral. The

Association also offers a limited amount of unsecured loans. The Association currently originates all of its consumer loans in its market area. The Association's home equity and home improvement loans comprised approximately 32.4% of the Association's total consumer loan portfolio. These loans are generally originated in amounts, together with the amount of the existing first mortgage, of up to 90% of the appraised value of the property securing the loan. The term to maturity on such loans may be up to seven years. Other consumer loan terms vary according to the type of collateral, length of contract and credit worthiness of the borrower. The Association's consumer loans generally have a fixed rate of interest, except for the home equity lines of credit which adjust based upon changes in the prime rate.

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

         Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as checking account overdraft privilege loans, or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Association's consumer loan portfolio has generally been low (at September 30, 1997, $43,000, or approximately 1.7% of the consumer loan portfolio, was 60 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

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

         The Association has underwritten its loan purchases using the same criteria it uses in originating loans. Servicing of purchased loans is generally performed by the seller. At September 30, 1997, approximately $4.3 million of First Federal's loan portfolio was serviced by others. During the year ended September 30, 1997, the Association purchased loans totaling $546,000 secured by non-residential real estate.

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

         The Association had $2.2 million in loans serviced for others as of September 30, 1997.

         The following table shows the loan origination, purchase, sale and repayment activities of the Association for the periods indicated.



                                                                                     Year Ended September 30,
                                                                              --------------------------------------
                                                                                1997            1996          1995
                                                                              --------        --------      --------
                                                                                           (In Thousands)
Originations by type
 Adjustable-rate:
  Real estate - one- to four-family....................................        $ 6,437         $4,465        $ 6,144
                - multi-family.........................................            ---            ---            173
                - non-residential......................................            633            614            921
  Consumer - home equity...............................................            673            314            469
                                                                              --------         ------       --------
         Total adjustable-rate.........................................          7,743          5,393          7,707
                                                                               -------         ------        -------
 Fixed-rate:
  Real estate - one- to four-family....................................         10,167         14,879          5,886
                - non-residential......................................          1,492            320            219
  Consumer - non-real estate...........................................          1,965          1,429          1,234
                                                                              --------         ------        -------
         Total fixed-rate..............................................         13,624         16,628          7,339
                                                                               -------         ------        -------
         Total loans originated........................................         21,367         22,021         15,046
                                                                               -------         ------        -------

Purchases
  Real estate - non-residential........................................            546            ---            ---
  Mortgage-backed securities (excluding
    REMICs and CMOs)...................................................            ---          4,660          2,982
                                                                             ---------         ------      ---------
         Total purchased...............................................            546          4,660          2,982
                                                                              --------          -----        -------

Sales and Repayments
  Mortgage-backed securities...........................................          4,412          5,237          3,041
  Transfer of mortgage-backed securities to mortgage-backed
      securities available for sale....................................            ---            ---            968
  Principal repayments(1)..............................................         15,512         13,956         11,854
                                                                               -------         ------         ------
        Total reductions...............................................         19,924         19,193         15,863
Increase (decrease) in other items, net(2).............................            375          (730)            287
                                                                              --------        -------        -------
         Net increase (decrease).......................................        $ 2,364         $6,758        $ 2,452
                                                                               =======         ======        =======


---------
(1)      Includes transfers to real estate acquired through foreclosure.
(2) Consists of loans in process, net deferred origination costs, unamortized discounts and allowance for loan losses.

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

         Delinquent Loans. The following table sets forth information concerning delinquent loans at September 30, 1997, in dollar amounts and as a percentage of the Association's loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.


                                                                    Loans Delinquent for:
                                           -------------------------------------------------------------   Total Loans Delinquent
                                                       60-90 Days                  Over 90 Days                60 Days or more
                                           -------------------------------  ----------------------------  --------------------------
                                                               Percent of                     Percent of                  Percent of
                                                               Total Loan                     Total Loan                  Total Loan
                                             Number     Amount  Portfolio   Number   Amount    Portfolio  Number  Amount   Portfolio
                                             ------     ------  ---------   ------   ------    ---------  ------  ------   ---------
                                                                                         (Dollars in Thousands)
Real Estate:
  One- to four-family......................     8       $235      0.31%       27     $1,211       1.59%    35     $1,446       1.90%
  Non-residential..........................     2        264      0.35         1         98       0.13      3        362       0.48
Consumer. . . . . .........................     3         11      0.01         4         32       0.04      7         43       0.05
                                              ---       ----      ----        --   --------       ----     --        ---       ----

     Total.................................    13       $510      0.67%       32     $1,341       1.76%    45     $1,851       2.43%
                                             ====       ====      ====        ==     ======       ====     ==     ======       ====

         The following table sets forth information concerning delinquent loans at September 30, 1996, in dollar amounts and as a percentage of the Association's loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.


                                                                    Loans Delinquent for:
                                           -------------------------------------------------------------   Total Loans Delinquent
                                                       60-90 Days                  Over 90 Days                60 Days or more
                                           -------------------------------  ----------------------------  --------------------------
                                                               Percent of                     Percent of                  Percent of
                                                               Total Loan                     Total Loan                  Total Loan
                                             Number     Amount  Portfolio   Number   Amount    Portfolio  Number  Amount   Portfolio
                                             ------     ------  ---------   ------   ------    ---------  ------  ------   ---------
                                                                                         (Dollars in Thousands)
Real Estate:
  One- to four-family.................          8       $168        0.24%      15     $331      0.48%      23       $499       0.72%
  Non-residential.....................        ---        ---         ---        1       99      0.14        1         99       0.14
  Construction........................        ---        ---         ---        1       94      0.13        1         94       0.13
Consumer. . . . . ....................          1          3         ---        4       26      0.04        5         29       0.04
                                              ---       ----       -----       --      ---      ----       --        ---       ----

     Total............................          9       $171        0.24%      21     $550      0.79%      30       $721       1.03%
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


                                                                                   Year Ended September 30,
                                                                        -------------------------------------------
                                                                          1997              1996              1995
                                                                        -------             ------          -------
                                                                                    (Dollars in Thousands)

Non-accruing loans:
  One- to four-family.........................................           $  919              $148            $  444
  Non-residential real estate.................................               98                99               100
  Construction................................................              ---                94               ---
  Consumer....................................................               32                26                11
                                                                        -------               ---           -------
     Total non-accruing loans.................................            1,049               367               555
                                                                        -------               ---           -------

Accruing loans delinquent 90 days or more:
  One- to four-family.........................................              292               183               116

Troubled debt restructurings:
  One- to four-family.........................................               50                52                56

Total non-performing loans....................................            1,391               602               727
                                                                          -----               ---           -------

Real estate acquired through foreclosure:
  One- to four-family.........................................               12                12               ---
  Non-residential real estate.................................              ---               ---                62
                                                                        -------              ----           -------
     Total real estate acquired through foreclosure...........               12                12                62
                                                                         ------               ---           -------

Total non-performing assets...................................           $1,403              $614            $  789
                                                                         ======              ====            ======
Total as a percentage of total assets........................             1.25%             0.57%             0.77%
                                                                          ====              ====              ====

         For the year ended September 30, 1997, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $82,720. The amount included in interest income on such loans was $40,011 for the year ended September 30, 1997.

         Included in non-accruing loans at September 30, 1997, were seventeen loans totaling $919,000 secured by one- to four-family real estate, one loan totaling $98,000 secured by non-residential real estate, and four consumer loans totaling $32,000. All non-accruing loans at September 30, 1997, were located in the Association's primary market except for one low totaling $344,000, secured by a single family residence located in Texas. At September 30, 1997, accruing loans delinquent in excess of 90 days included ten loans totaling $292,000 secured by one- to four-family real estate. At September 30, 1997, all of the Association's accruing loans delinquent in excess of 90 days secured by real estate were located in the Association's primary market area, except for one loan totaling 139,000 secured by a single family residence located in Texas.

         Management has considered loans of concern in establishing the Association's allowance for loan losses.

         Real Estate Acquired through Foreclosure. At September 30, 1997, the Association's real estate acquired through foreclosure consisted of one single family residence located in the Association's market area with a carrying value of $12,000, which is currently offered for sale.

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

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Association regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. Classified assets of the Association all of which, at September 30, 1997, are included in the table of non-performing assets above or are described under the caption "- Other Loans of Concern" above, were as follows:


                                                                                   September 30,
                                                                       -----------------------------------------
                                                                       1997              1996           1995
                                                                       ------            ----          ------
                                                                                   (In Thousands)

Substandard...................................................         $1,261            $676          $1,003
Doubtful......................................................             92              95              89
Loss..........................................................            ---             ---             ---
                                                                       ------            ----          ------

Total classified assets.......................................         $1,353            $771          $1,092
                                                                       ======            ====          ======

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan allowance. Although management believes it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations. At September 30, 1997, the Association had an allowance for loan losses of $668,185.

         The following table sets forth an analysis of the Association's allowance for loan losses at the dates indicated.



                                                                                       Year Ended September 30,
                                                                                  ---------------------------------
                                                                                   1997          1996          1995
                                                                                   ----          ----          ----
                                                                                         (Dollars In Thousands)

Balance at beginning of period...........................................          $690          $690          $667

Charge-offs:
  One- to four-family....................................................            22           ---            15
                                                                                 ------        ------       -------
     Total Charge-offs...................................................            22           ---            15
                                                                                  -----        ------        ------

Recoveries:
  Non-residential real estate............................................           ---           ---            38
                                                                                 ------        ------        ------
     Total recoveries....................................................           ---           ---            38
                                                                                 ------        ------        ------

  Net charge-offs........................................................            22           ---          (23)
                                                                                  -----        ------       ------
Additions charged to operations..........................................           ---           ---           ---
                                                                                 ------        ------        ------
Balance at end of period.................................................          $668          $690          $690
                                                                                   ====          ====          ====

Ratio of net charge-offs during the period to total loans at end of
period...................................................................          0.03%         0.00%        (0.04)%
                                                                                  =====          ====         =====

Allowance for loan losses to total loans at end of period................          0.90%         1.02%         1.14%
                                                                                  =====          ====         =====

Allowance for loan losses to non-performing loans at end of period.......         48.05%       114.62%        94.91%
                                                                                  =====        ======         =====


         The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:

                                                                           September 30,
                                              --------------------------------------------------------------------
                                                       1997                   1996                    1995
                                              ----------------------  ---------------------   --------------------
                                                            Percent                Percent                 Percent
                                                           of Loans               of Loans                of Loans
                                                            in Each                in Each                 in Each
                                                           Category               Category                Category
                                                           to Total               to Total                to Total
                                                Amount       Loans     Amount       Loans      Amount       Loans
                                                ------       -----     ------       -----      ------       -----
                                                                    (Dollars in Thousands)
Real Estate
  One- to four-family.....................      $ 391          84.30%    $357         82.29%   $ 343         82.34%
  Multi-family............................        ---           1.53      ---          1.97       17          2.30
  Non-residential.........................         92           9.83       87         10.36       87         12.10
Construction..............................        ---           1.00       11          2.63      ---           .85
Consumer..................................         35           3.34       30          2.75        7          2.41
Unallocated...............................        150            ---      205           ---      236           ---
                                                -----         ------     ----        ------    -----        ------
    Total.................................      $ 668         100.00%    $690        100.00%   $ 690        100.00%
                                                =====         ======     ====        ======    =====        ======

Investment Activities

         General. First Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Association has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At September 30, 1997, the Association's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 7.2%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report and "Regulation - Liquidity."

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

         Investment Securities. At September 30, 1997, investment securities totaled $7.3 million, or 6.5% of total assets. As of such date, the Association also had a $1.4 million investment in FHLB stock, satisfying its requirement for membership in the FHLB of Topeka. It is the Company's general policy to purchase investment securities which are U.S. Government securities or federal agency obligations or other issues that are rated investment grade or have credit enhancements. At September 30, 1997, the average term to maturity or repricing of the investment portfolio was 3.5 years.

         The following table sets forth the composition of the Company's securities portfolio at the dates indicated.


                                                                                      September 30,
                                                       --------------------------------------------------------------------------
                                                              1997                       1996                       1995
                                                       --------------------    ------------------------- ------------------------
                                                        Book            % of      Book         % of          Book          % of
                                                        Value           Total     Value        Total        Value         Total
                                                        -----           -----     -----        -----        -----         -----
                                                                                 (Dollars in Thousands)
Securities held to maturity:
  Federal agency obligations ......................    $3,000           34.56%    $2,000         23.60&    $1,000           11.68%
                                                       ------          ------     ------        ------     ------          ------
     Total securities held to maturity ............     3,000           34.56      2,000         23.60      1,000           11.68
                                                       ------          ------     ------        ------     ------          ------

Securities available for sale:
  U.S. Government securities ......................    $  999           11.51      1,993         23.52      1,997           23.32
  Federal agency obligations ......................     2,985           34.39      2,934         34.62      3,981           46.48
  FHLMC preferred stock ...........................        --              --         --            --        253            2.95
  Other marketable equity securities(1) ...........       327            3.77        308          3.63        294            3.43
                                                       ------          ------     ------        ------     ------          ------
     Total securities available for sale ..........     4,311           49.67      5,235         61.77      6,525           76.18
                                                       ------          ------     ------        ------     ------          ------

  FHLB stock ......................................     1,369           15.77      1,240         14.63      1,040           12.14
                                                       ------          ------     ------        ------     ------          ------
     Total securities and FHLB stock ..............    $8,680          100.00%    $8,475        100.00%    $8,565          100.00%
                                                       ======          ======     ======        ======     ======          ======

  Average remaining life or term to repricing
  of securities (excluding FHLMC preferred
  stock, FHLB stock and other marketable equity
  securities).......................................     4.61 yrs.                  5.04 yrs.                4.49 yrs.
Other Interest-Earning Assets:
  Short-term money market investments...............   $2,190          100.00%    $1,010        100.00%    $1,745          100.00%
                                                       ------          ------     ------        ------     -------         ------
     Total..........................................   $2,190          100.00%    $1,010        100.00%    $1,745          100.00%
                                                       ======          ======     ======        ======     =======         ======

Average remaining life or term to repricing
of securities and other interest-earning assets
(excluding FHLB stock, FHLMC preferred
stock and other marketable equity securities).......    3.51 yrs.                   4.40 yrs.                3.59 yrs.

---------
(1) Represents primarily investments in mutual funds investing in U.S. Government securities and federal agency obligations.

         The composition and maturities of the securities portfolio, excluding FHLB of Topeka stock, are indicated in the following table.


                                                                           September 30, 1997
                                    -----------------------------------------------------------------------------------------------
                                        Less Than       1 to 5          5 to 10            Over             Total Investment
                                         1 Year          Years           Years          10 Years               Securities
                                    --------------  --------------   --------------   --------------  -----------------------------
                                    Amortized Cost  Amortized Cost   Amortized Cost   Amortized Cost  Amortized Cost    Fair Value
                                    --------------  --------------   --------------   --------------  --------------    ----------
                                                                         (Dollars in Thousands)
Held to Maturity:
  Federal agency obligations ..........  $      --      $1,000         $   2,000      $      --          $3,000           $2,996
                                         ---------      ------         ---------      ---------          ------           ------
     Total investment securities ......  $      --      $1,000         $   2,000      $      --          $3,000           $2,996
                                         =========      ======         =========      =========          ======           ======
     Weighted average yield ...........        ---%       7.00%             7.59%           ---%           7.39%
                                             ======     =======        =========      =========           ======

Available for Sale:
  U.S. Government securities ..........                 $  994         $    --        $    --            $  994              999
  Federal agency obligations ..........       --         2,968              --             --             2,968            2,985
  Other marketable equity securities(1)        327        --                --             --               327              327
                                         ---------      ------         ---------      ---------          ------           ------
     Total investment securities ......  $   1,321      $2,968         $    --        $    --            $4,289           $4,311
                                         =========      ======         =========      =========          ======           ======
     Weighted average yield ...........       5.33%       5.72%             --%            --%             5.60%
                                             ======     =======        =========      =========           ======

---------
(1) Represents primarily investments in mutual funds investing in U.S. Government securities and federal agency obligations.

         The Company's securities portfolio at September 30, 1997, did not contain securities of any issuer with an aggregate book value in excess of 10% of the Company's stockholders' equity, excluding securities issued by the United States Government, or its agencies.

         The Association's securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors. Investments may be made by the Association's officers within specified limits and must be approved in advance by the Board of Directors for transactions over certain limits. Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 requires that securities and mortgage-backed securities be classified as held to maturity, available for sale or trading purposes. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold until maturity are classified as held to maturity and are reported at amortized cost. Securities classified as available for sale are those the Company may sell in response to liquidity needs, for asset/liability management purposes and other reasons and are reported at fair value. Unrealized gains and losses on securities available for sale are reported as a separate component of equity. Trading securities are those which are purchased for sale in the near future and are reported at fair value. Unrealized gains and losses on trading securities are included in income. Transfers between categories are accounted for as sales and repurchases at fair value. For any sales or transfers of securities classified as held to maturity, the cost basis, the realized gain or loss, and the circumstances lending to the decision to sell are required to be disclosed. At the time of purchase of new securities, management of the Company makes a determination as to the appropriate classification of securities as available for sale or held to maturity. At September 30, 1997, the Company held no investments for trading purposes, but did hold securities and mortgage-backed securities as available for sale with an amortized cost and market value of $4.8 million and $4.8 million, respectively.

         Mortgage-Backed Securities. The Association has a portfolio of mortgage-backed securities and has utilized such investments to complement its mortgage lending activities. At September 30, 1997, the Association's mortgage-backed securities totaled $24.0 million. For information regarding the carrying and fair values of First Federal's mortgage-backed securities portfolio, see Note C of the Notes to Consolidated Financial Statements in the Annual Report.

         At September 30, 1997, $14.0 million, or 56.6%, of the Association's mortgage-backed securities carried adjustable-rates of interest. Under the OTS's risk-based capital requirements, Government National Mortgage Association ("GNMA") mortgage-backed securities have a zero percent risk weighting and Federal National Mortgage Association ("FNMA"), FHLMC and AA-rated mortgage-backed securities have a 20% risk weighting, in contrast to the 50% risk weighting carried by one- to four-family performing residential mortgage loans.

         The following table sets forth the contractual maturities of the mortgage-backed securities at September 30, 1997.


                                                                                                                       September 30,
                                                                        Due in                                             1997
                                 ------------------------------------------------------------------------------------  -------------
                                  6 months     6 months      1 to       3 to 5       5 to 10    10 to 20     Over 20
                                   or Less     to 1 Year    3 Years      Years        Years       Years       Years     Book Value
                                 ----------- ------------------------------------ ------------------------------------------------
                                                                          (In Thousands)
Held to Maturity
Adjustable-Rate Mortgage-Backed
Securities:
  Federal Home Loan Mortgage
     Corporation................  $   --      $    --     $    --     $    --     $     --    $     --     $ 6,644        $ 6,644
  Federal National Mortgage
     Association................      --           --          --          --           --         797       6,152          6,949
                                   -----       ------      ------      ------      -------      ------    --------         ------
     Total adjustable-rate......      --           --          --          --           --         797      12,796         13,593
                                   -----       ------      ------      ------      -------      ------     -------         ------

Fixed-Rate Mortgage-Backed
Securities:
Federal Home Loan Mortgage
   Corporation..................      --           --          --          --        2,014       3,824          --          5,838
Federal National Mortgage
   Association..................      --           --          --          --        1,406       2,602          --          4,008
Government National Mortgage
   Association..................      --           --          --          --           --          --          89             89
                                   -----       ------      ------      ------     --------     -------    --------     ----------
  Total fixed-rate..............      --           --          --          --        3,420       6,426          89          9,935
                                   -----       ------      ------      ------        -----       -----    --------       --------
Total mortgage-backed securities
    held to maturity............  $   --      $    --     $    --     $    --       $3,420      $7,223     $12,885        $23,528
                                  ======      =======     =======     =======       ======      ======     =======        =======

Available for Sale
Fixed-Rate Mortgage-Backed
Securities:
Federal Home Loan Mortgage
   Corporation..................    $472      $    --      $   --     $    --     $     --    $     --    $     --       $    472
                                    ====      =======      ======     =======     ========    ========    ========       ========

Sources of Funds

         General. The Company's primary sources of funds are deposits, amortization and repayment of loan principal (including mortgage-backed securities), sales or maturities of investment securities, mortgage-backed securities and short-term investments, borrowings, and funds provided from operations.

         Borrowings may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and have been used in the past on a longer-term basis to support lending activities. The Association had $23.7 million in FHLB advances outstanding at September 30, 1997.

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

         Effective April 1, 1993, the Association introduced a new certificate of deposit program in an attempt to reduce deposit outflows and attract longer term deposits which were lost as a result of the general decline in market rates of interest. This program offers two new certificate products which have four- and five-year terms. The following table sets forth information regarding the dollar amount and percent of certificates of deposit of this program.



                                                               At September 30, 1997       % of Total Certificates
                                                               ---------------------       -----------------------
                                                              (Dollars in Thousands)

Four-Year Certificate.....................................            $1,695                           3.45%
Five-Year Certificate.....................................             6,382                          13.01

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Association for the dates indicated and the rates offered. See Note H of the Notes to the Consolidated Financial Statements in the Annual Report for weighted average nominal rates.


                                                                         September 30,
                                                ----------------------------------------------------------------------
                                                        1997                   1996                     1995
                                                ---------------------   --------------------   -----------------------
                                                            Percent                 Percent                  Percent
                                                Amount      of Total     Amount     of Total      Amount     of Total
                                                ------      --------     ------     --------      ------     --------
                                                                       (Dollars In Thousands)
Transactions and Savings Deposits:

 Passbook Demand (2.85%)..................      $2,703         3.54%    $ 2,649        3.82%     $ 2,752        4.05%
 NOW Accounts (2.00-2.50%)................       3,763         4.93       3,232        4.66        2,899        4.26
 Money Market Accounts (2.50-5.75%).......      20,702        27.13      15,553       22.40       11,694       17.20
                                                ------        -----      ------       -----       ------      ------

   Total Transactions and Savings Deposits      27,168        35.60      21,434       30.88       17,345       25.51%
                                                ------        -----      ======       -----       ------      ------

Certificates:

 0.00  -  3.99%...........................           5         0.01           9        0.01          804        1.18
 4.00  -  4.99%...........................       2,189         2.87       4,216        6.07       10,498       15.44
 5.00  -  5.99%...........................      39,911        52.30      30,296       43.64       16,882       24.83
 6.00  -  6.99%...........................       6,930         9.08      13,367       19.25       22,351       32.87
 7.00%  and over..........................          26         0.03          34        0.05           47        0.07
                                              --------         ----     -------       -----     --------     -------

Total Certificates........................      49,061        64.29      47,922       69.02       50,582       74.39
                                                ------        -----      ------       -----       ------      ------
Accrued Interest..........................          82         0.11          70        0.10           70        0.10
                                             ---------         ----    --------       -----     --------     -------
Total Deposits............................     $76,311       100.00%    $69,426      100.00%     $67,997      100.00%
                                               =======       ======     =======      ======      =======      ======

         The following table sets forth the savings flows at the Association during the periods indicated. Net increase refers to the amount of deposits during a period less the amount of withdrawals during the period.


                                                                                  Year Ended September 30,
                                                                       ----------------------------------------------
                                                                          1997              1996              1995
                                                                        --------           -------          --------
                                                                                  (Dollars In Thousands)
Opening balance...............................................          $ 69,356           $67,927          $ 64,384
Deposits......................................................            86,304            65,771            61,024
Withdrawals...................................................           (82,247)          (67,067)          (59,578)
Interest credited.............................................             2,816             2,725             2,097
                                                                        --------           -------          --------
Ending balance................................................          $ 76,229           $69,356          $ 67,927
                                                                        ========           =======          ========

Net increase .................................................         $   6,873           $ 1,429          $  3,543
                                                                       =========           =======          ========

Percent increase .............................................              9.91%             2.10%             5.50%
                                                                       =========            ======            ======

         The following table shows rate and maturity information for the Association's certificates of deposit as of September 30, 1997.


                                       0.00-       4.00-      5.00-       6.00-    7.00% or                Percent
                                       3.99%       4.99%      5.99%       6.99%     greater    Total      of Total
                                     --------    --------   ---------   --------  ----------- --------    --------
Certificate accounts maturing
in quarter ending:

December 31, 1997...............       $  5     $   966   $  3,957      $1,017       $---     $ 5,945        12.12%
March 31, 1998..................        ---         754      7,183       1,230        ---       9,167        18.69
June 30, 1998...................        ---          14      5,032         ---        ---       5,046        10.29
September 30, 1998..............        ---         ---      7,747         105        ---       7,852        16.00
December 31, 1998...............        ---         309      4,848         172        ---       5,329        10.86
March 31, 1999..................        ---         146      5,701          36        ---       5,883        11.99
June 30, 1999...................        ---         ---      1,356          63        ---       1,419         2.89
September 30, 1999..............        ---         ---      1,707         660        ---       2,367         4.82
December 31, 1999...............        ---         ---        449         427        ---         876         1.79
March 31, 2000..................        ---         ---      1,152         711         26       1,889         3.85
June 30, 2000...................        ---         ---        281         146        ---         427         0.87
September 30, 2000..............        ---         ---        ---         196        ---         196         0.40
December 31, 2000...............        ---         ---         95         558        ---         653         1.33
Thereafter......................        ---         ---        403       1,609        ---       2,012         4.10
                                       ----    --------   --------    --------       ----    --------         ----

  TOTAL.........................       $  5      $2,189    $39,911      $6,930        $26     $49,061       100.00%
                                       ====      ======    =======      ======        ===     =======       ======

Percent of Total................       0.01%       4.46%     81.35%      14.13%      0.05%
                                       ====        ====      =====       =====       ====


         The following table indicates the amount of the Association's certificates of deposit and other deposits by time remaining until maturity as of September 30, 1997.

                                                                       Maturity
                                                   -------------------------------------------------
                                                                  Over          Over
                                                  3 Months       3 to 6        6 to 12       Over
                                                   or Less       Months        Months      12 Months       Total
                                                   -------       ------        ------      ---------       -----
                                                                           (In Thousands)

Certificates of deposit less than $100,000.....    $5,436       $ 8,460       $11,574      $19,746       $45,216
Certificates of deposit of $100,00 or more.....       ---           211           600        1,070         1,881
Public funds(1)................................       509           495           723          237         1,964
                                                  -------       -------       -------     --------       -------
Total certificates of deposit..................    $5,945       $ 9,166       $12,897      $21,053       $49,061
                                                   ======       =======       =======      -------       =======


---------
(1) Deposits from governmental and other public entities.

         Borrowings. Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return. In addition, the Association has relied upon borrowings for short-term liquidity needs.

         First Federal may obtain advances from the FHLB of Topeka upon the security of its capital stock in the FHLB of Topeka and certain of its mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At September 30, 1997, the Association had $23.7 million in FHLB advances outstanding.

         The following table sets forth the maximum month-end balance and average balance of the Association's FHLB advances and other borrowings at and for the dates indicated.


                                                                      At and for the Year Ended September 30,
                                                                --------------------------------------------------
                                                                 1997                  1996                  1995
                                                                 ----                  ----                  ----
                                                                                  (In Thousands)

Maximum Balance:
 FHLB advances...................................               $25,000               $24,400               $19,900

Average Balance:
 FHLB advances...................................               $23,583               $19,133               $17,275

         The following table sets forth certain information as to the Association's FHLB advances at the dates indicated.


                                                                                          September 30,
                                                                          ----------------------------------------
                                                                           1997             1996            1995
                                                                          -------          -------         -------
                                                                                      (Dollars in Thousands)

FHLB advances....................................................         $23,700          $24,300         $18,800

Weighted average interest rate of FHLB advances..................           5.930%           5.682%          5.933%

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

         Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of First Federal were commenced as of July 8, 1996 and October 5, 1992, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require First Federal to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. First Federal's OTS assessment for the fiscal year ended September 30, 1997, was $33,415.

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

         First Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1997, First Federal's lending limit under this restriction was approximately $1.4 million. At September 30, 1997, the Association had no loans in excess of its loans-to-one borrower limit.

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

         In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provided for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provided for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate was established at .657% of deposits by the FDIC and the resulting assessment of $431,625 was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected the Company's results of operations for the year ended September 30, 1996. As a result of the special assessment, First Federal's deposit insurance premiums were reduced to .0632% based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At September 30, 1997, the Association did not have any intangible assets.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital. At September 30, 1997, the Association had no subsidiaries.

         At September 30, 1997, First Federal had tangible capital of $9.3 million, or 8.42% of adjusted total assets, which is approximately $7.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At September 30, 1997, First Federal had no intangibles which were subject to these tests.

         At September 30, 1997, First Federal had core capital equal to $9.3 million, or 8.42% of adjusted total assets, which is $6.0 million above the minimum leverage ratio requirement of 3% in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 1997, First Federal had no capital instruments that qualify as supplementary capital and $668,000 of general loss reserves, which was $28,000 in excess of 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and non-residential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. First Federal had no such exclusions from capital and assets at September 30, 1997.

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

         On September 30, 1997, First Federal had total risk-based capital of $10.0 million (including $9.3 million in core capital and $640,000 in qualifying supplementary capital) and risk-weighted assets of $51.2 million; or total capital of 19.53% of risk-weighted assets. This amount was $5.9 million above the 8% requirement in effect on that date.

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

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns. See "- Regulatory Capital Requirements."

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

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At September 30, 1997, First Federal was in compliance with both requirements, with an overall liquid asset ratio of 7.20% and a short-term liquid asset ratio of 3.23%.

         Accounting. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with generally accepted accounting principles ("GAAP"). Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. First Federal is in compliance with these amended rules.

         OTS accounting regulations, which may be made more stringent than GAAP by the OTS, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

         Qualified Thrift Lender Test. All savings associations, including First Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in
Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. Such assets primarily consist of residential housing related loans and investments. At September 30, 1997, First Federal met the test and has always met the test since its effectiveness. At September 30, 1997, First Federal's QTL percentage was 88.8%.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 1997, First Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

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

         As a member, First Federal is required to purchase and maintain stock in the FHLB of Topeka. At September 30, 1997, First Federal had $1.4 million in FHLB stock, which was in compliance with this requirement. In past years, First Federal has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 6.56% and were 6.84% for fiscal year 1997.

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

         For the fiscal year ended September 30, 1997, dividends paid by the FHLB of Topeka to First Federal totaled $89,181, which constitute an $18,783 increase over the amount of dividends received in fiscal year 1996.

         Federal Taxation. Savings associations such as the Association that met certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), were permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes for taxable years beginning prior to January 1, 1997. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) could be computed under either the experience method or the percentage of taxable income method (based on an annual election).

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

         In August 1996, legislation was enacted that repeals the above-described reserve method of accounting (including the percentage of taxable income method) used by many thrift institutions to calculate their bad debt reserve for federal income tax purposes. Thrift institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, First Federal must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, commencing with the year ended September 30, 1997. The legislation also requires thrift institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995.

         In addition to the regular income tax, corporations, including savings associations such as the Association, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1997, corporations, including savings associations such as First Federal, are also subject to an environmental tax equal to .12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 1997, the Association's Excess for tax purposes totaled approximately $2.5 million.

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

         The Company has not been audited by the Internal Revenue Service for the last 10 years and has federal income tax returns which are open and subject to audit for the years 1994 through 1996. In the opinion of management, any examination of still open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Association.

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

         The Company has not been audited by the Kansas Department of Revenue for the last ten years and has Kansas privilege tax returns which are open and subject to audit for the years 1994 through 1996. In the opinion of management, any examination of such open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Company.

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

         The Association attracts all of its deposits, primarily from Montgomery County where the Association's offices are located; therefore, competition for those deposits is principally from commercial banks and credit unions located in the same communities. The Association competes for these deposits by offering a variety of deposit accounts at competitive rates and convenient business hours. The Association estimates its share of the savings market in its primary market area to be approximately 14%.

Executive Officers of the Company

         The following table sets forth certain information with respect to each of the executive officers of the Company.


                    NAME                        AGE(1)               POSITION(S) HELD
                    ----                        ------               ----------------
              Larry G. Spencer                    49        President and Chief Executive Officer
             Gary L. Overfield                    45        Senior Vice President and Secretary
             James B. Mitchell                    42        Vice President and Chief Financial Officer

----------------
(1)At September 30, 1997.

Executive Officers of the Association

         The following table sets forth certain information with respect to each of the executive officers of the Association.


           NAME                AGE(1)                                  POSITION(S) HELD
--------------------------- ------------- ---------------------------------------------
Larry G. Spencer                 49           President and Chief Executive Officer and Director
Gary L. Overfield                45           Senior Vice President, and Secretary and Chief Loan Officer
Jim L. Clubine                   44           Vice President and Asset Manager
James B. Mitchell                42           Vice President and Chief Financial Officer

----------------
(1)At September 30, 1997.

         Larry G. Spencer. Mr. Spencer is President and Chief Executive Officer of the Association. Mr. Spencer has been employed by First Federal since 1974 and has held a variety of positions including Executive Vice President. Mr. Spencer was promoted to his present position in 1990. Mr. Spencer received a degree in Business Administration from Pittsburg State University and served in the U.S. Army for three years. He has served on the board of the Chamber of Commerce, Main Street, the Independence Community College Endowment Association and the Community Chest and is presently a member of the board of Junior Achievement, Heartland Community Bankers, USD #446 Endowment Association, Independence Food Bank, and Independence Industries. He is also a member of the Rotary Club.

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

         Jim L. Clubine. Mr. Clubine is Vice President and Asset Manager, a position he has held since 1990. Prior to joining First Federal, he was employed as Branch Manager by MidAmerica Federal of Parsons, Kansas from 1979 to 1990. Mr. Clubine is a member of Independence Chamber of Commerce (Ambassador Club), Mercy Hospital Foundation Fund Raising Committee, Eisenhower Site Council team, Chairman of the Airport Advisory Board, Carnival Chairman for Neewolah, and a member of the Rotary Club and served on the board of the Chamber of Commerce, Community Chest and Junior Achievement. He was a Previous Chairman of the March of Dimes. Mr. Clubine is a graduate of Kansas State University.

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

Employees

         At September 30, 1997, the Association had a total of 25 employees. The Association's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2. Description of Property

         The Company owns its offices located at Myrtle and Sixth in Independence, Kansas and McArthur and Eleventh in Coffeyville, Kansas. The total net book value of the Company's premises and equipment at September 30, 1997, was $1,297,500.

         First Federal established a loan production office in Lawrence, Kansas effective October 15, 1997. The office will primarily originate construction loans in Lawrence and the surrounding area. Loan approvals will be made at the Associations main office with disbursements and collections handled at the loan production office. The office is currently staffed with a loan originator and two processors.

         The Company maintains depositor and borrower customer files on an on-line basis with the FiServ Data Processing System, Milwaukee, Wisconsin. The net book value of the data processing and computer equipment utilized by the Company at September 30, 1997, was approximately $103,434.

Item 3. Legal Proceedings

         First Federal is involved as plaintiff or defendant in various legal actions arising in the normal course of their business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing First Federal in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's results of operations. The Company was not involved in any legal proceedings at September 30, 1997.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1997.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters

         Page 32 and the inside back cover of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

         Pages 4 through 13 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

Item 7. Financial Statements

         The following information appearing in the Company's Annual Report to Stockholders for the year ended September 30, 1997, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.
                                                                    Pages in
                                                                     Annual
                     Annual Report Section                           Report
                     ---------------------                           ------

Report of Independent Certified Public Accountants.............          14

Consolidated Balance Sheets (September 30, 1997 and 1996)......          15

Consolidated Statements of Earnings (For the Years Ended
September 30, 1997 and 1996)...................................          16

Consolidated Statements of Stockholders' Equity (For the
Years Ended September 30, 1997 and 1996).......................          17

Consolidated Statements of Cash Flows (For the Years Ended
September 30, 1997 and 1996)...................................          18

Notes to Consolidated Financial Statements.....................    19 to 31

                  With the exception of the aforementioned information in Part II of the Form 10-KSB, the Corporation's Annual Report to Stockholders for the year ended September 30, 1997 is not deemed filed as part of this Annual Report on Form 10-KSB.

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

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of fiscal year.

Executive Officers

         Information regarding the business experience of the executive officers of the Company and the Association contained in Part I of this Form 10-KSB is incorporated herein by reference.

Item 10. Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Exhibits and Reports on Form 8-K

         (a)  Exhibits

                                                                                                Reference to
                                                                                                 Prior Filing
                                                                                                  or Exhibit
                                                                                                   Number
Regulation S-B                                                                                     Attached
Exhibit Number                       Document                                                       Hereto
--------------                       --------                                                       ------
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

*** See Note A of Notes to Consolidated Financial Statements in the Annual Report to Shareholders' attached hereto as Exhibit 13.


         (b)  Reports on Form 8-K

         During the quarter ended September 30, 1997, the Company did not file any Current Reports on Form 8-K.

                                  SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FIRST INDEPENDENCE CORPORATION




Date: December 29            By: /s/Larry G. Spencer
-----------------                ----------------------------------------------
                                 Larry G. Spencer, President, Chief Executive
                                 Officer and Director (Duly Authorized
                                 Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Larry G. Spencer                                    /s/ James B. Mitchell
---------------------------------------------           ---------------------------------------------
Larry G. Spencer, President, Chief Executive            James B. Mitchell, Vice President and Chief
Officer, Officer and Director (Principal                Financial Officer (Principal Financial and
Executive and  Operating Officer)                       Accounting Officer)

Date: December 29                                       Date: December 29



/s/ Donald E. Aitken                                    /s/ William T. NewKirk II
---------------------------------------------           ---------------------------------------------
Donald E. Aitken, Chairman of the Board                 William T. NewKirk II, Director

Date: December 29                                       Date: December 29



/s/ Harold L. Swearingen                                /s/ John T. Updegraff
---------------------------------------------           ---------------------------------------------
Harold L. Swearingen, Director                          John T. Updegraff, Director

Date: December 29                                       Date: December 29




/s/ Lavern W. Strecker                                  /s/ Joseph M. Smith
---------------------------------------------           ---------------------------------------------
Lavern W. Strecker, Director                            Joseph M. Smith, Director

Date: December 29                                       Date: December 29


                               INDEX TO EXHIBITS





 Exhibit
 Number
 ------


   11 Statement Regarding Computation of Per Share Earnings (included under Note A of Notes to Consolidated Financial Statements in the Annual Report to Stockholders' attached hereto as Exhibit 13)

   13           Annual Report to Security Holders

   21           Subsidiaries of the Registrant

   23           Consent of Accountants

   27           Financial Data Schedule