Form 10QSB
period 1997-12-31
FIRST INDEPENDENCE CORP /DE/
filed 1998-02-13
CIK 908486

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                       --------------------------------

                                  FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1997

                                                        OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________


                        Commission File Number 0-22184


                        FIRST INDEPENDENCE CORPORATION
------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          Delaware                               36-3899950
-----------------------------                --------------------
(State or other jurisdiction                  (I.R.S. Employer
    of incorporation or                        Identification or
       organization)                                number)


              Myrtle & Sixth Streets, Independence, Kansas 67301
------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (316) 331-1660
------------------------------------------------------------------------------
                          (issuer's telephone number)


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

         As of February 12, 1998, there were 953,993 shares of the Registrant's common stock outstanding (including 8,734 shares of restricted stock).

                        FIRST INDEPENDENCE CORPORATION


                                     INDEX


PART I.  FINANCIAL INFORMATION (unaudited)                              PAGE NO.

Item 1.  Consolidated Condensed Financial Statements

         Consolidated Condensed Balance Sheets as of
         December 31, 1997 and September 30, 1997                          3

         Consolidated Condensed Statements of Earnings
         for the Three Months Ended December 31, 1997
         and 1996                                                          4

         Consolidated Condensed Statement of Stockholders'
         Equity for the Year Ended September 30, 1997 and
         Three Months Ended December 31, 1997                              5

         Consolidated Condensed Statements of Cash
         Flows for the Three Months Ended December 31,
         1997 and 1996                                                     6

         Notes to Consolidated Condensed Financial
         Statements                                                        7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                        9

PART II. OTHER INFORMATION                                                16

         Signature Page                                                   17

                         PART I: FINANCIAL INFORMATION
                        FIRST INDEPENDENCE CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                      December 31,          September 30,
                                                                                          1997                   1997
                                                                                    ------------------     -----------------
                                                                                                   (Unaudited)
ASSETS
------
Cash and due from banks                                                               $     832,609         $     961,350
Federal funds sold                                                                          500,000             1,600,000
Other interest-earning deposits                                                             611,050               589,877
                                                                                      -------------         -------------
  Cash and cash equivalents                                                               1,943,659             3,151,227
Investment securities held to maturity (fair value:
  September 30, 1997 - $2,996,300)                                                              ---             3,000,000
Investment securities available for sale                                                  4,343,411             4,311,406
Mortgage-backed securities held to maturity (fair value:
  December 31, 1997 - $22,349,607;
  September 30, 1997 - $23,748,569)                                                      22,118,923            23,527,689
Mortgage-backed securities available for sale                                               262,730               471,618
Loans receivable, net                                                                    81,394,075            74,558,783
Real estate acquired through foreclosure                                                     68,705                12,131
Premises and equipment, net                                                               1,333,385             1,297,500
Federal Home Loan Bank Stock, at cost                                                     1,397,000             1,368,900
Accrued interest receivable                                                                 746,093               712,298
Other assets                                                                                 61,084               111,107
                                                                                      -------------         -------------
  Total assets                                                                        $ 113,669,065         $ 112,522,659
                                                                                      =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities
  Deposits                                                                            $  76,119,370         $  76,229,176
  Advances from borrowers for taxes and insurance                                           400,698               693,069
  Checks issued in excess of cash items                                                   1,065,323                   ---
  Advances from Federal Home Loan Bank                                                   24,300,000            23,700,000
  Income taxes payable                                                                       94,937                 1,306
  Other accrued expenses and liabilities                                                    329,169               369,827
                                                                                      -------------         -------------
       Total liabilities                                                                102,309,497           100,993,378
Stockholders' equity
  Preferred stock, $.01 par value, 500,000
    shares authorized, none issued                                                              ---                   ---
  Common stock, $.01 par value, 2,500,000 shares authorized,
    1,498,392 shares issued                                                                  14,984                14,984
  Additional paid-in capital                                                              7,156,375             7,122,744
  Retained earnings - substantially restricted                                            9,562,426             9,441,054
  Unrealized gain on securities available for sale, net                                      24,718                15,112
  Treasury stock at cost, 544,399 shares at December 31, 1997
    and 520,059 shares at September 30, 1997                                             (5,166,184)           (4,802,767)
  Required contributions for shares acquired by ESOP                                       (200,028)             (218,212)
  Unearned stock compensation - recognition and retention
    plan (RRP).                                                                             (32,723)              (43,634)
                                                                                      -------------         -------------
      Total stockholders' equity                                                         11,359,568            11,529,281
                                                                                      -------------         -------------
      Total liabilities and stockholders' equity                                      $ 113,669,065         $ 112,522,659
                                                                                      =============         =============

--------------------------------
The accompanying notes are an integral part of these statements.

                        PART I: FINANCIAL INFORMATION
                        FIRST INDEPENDENCE CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS


                                                          Three Months Ended
                                                             December 31,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------
Interest income                                               (Unaudited)
  Loans receivable                                     $1,618,651    $1,382,714
  Mortgage-backed securities                              376,628       450,203
  Investment securities                                   100,673       119,335
  Other                                                    49,321        33,354
                                                       ----------    ----------
    Total interest income                               2,145,273     1,985,606
                                                       ----------    ----------

Interest expense
  Deposits                                                956,688       891,844
  Borrowed funds                                          364,831       355,531
                                                       ----------    ----------
    Total interest expense                              1,321,519     1,247,375
                                                       ----------    ----------

Net interest income                                       823,754       738,231

Provision for loan losses                                     ---           ---
                                                       ----------    ----------
Net interest income after provision
  for loan losses                                         823,754       738,231


Other income
  Income from real estate operations                          698         3,453
  Other income                                             64,804        50,387
                                                       ----------    ----------
    Total other income                                     65,502        53,840
                                                       ----------    ----------

General, administrative and other expense
  Employee compensation and benefits                      335,237       294,851
  Occupancy and equipment                                  56,702        27,035
  Federal deposit insurance premiums                       11,797        30,924
  Data processing fees                                     41,606        34,373
  Other                                                   127,016       123,233
                                                       ----------    ----------
    Total non-interest expenses                           572,358       510,416
                                                       ----------    ----------
Earnings before income taxes                              316,898       281,655
Income tax expense                                        137,108       114,961
                                                       ----------    ----------

Net earnings                                           $  179,790    $  166,694
                                                       ==========    ==========

Earnings per common share
  Basic                                                $      .19    $      .16
                                                       ==========    ==========
  Diluted                                              $      .18    $      .15
                                                       ==========    ==========
Dividend per share                                     $    .0625    $      .05
                                                       ==========    ==========

--------------------------------
The accompanying notes are an integral part of these statements.

                        FIRST INDEPENDENCE CORPORATION
           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                 For The Three Months Ended December 31, 1997
                       and Year Ended September 30, 1997
                                  (Unaudited)

                                                                                              Required
                                                                Unrealized                    Contribu-
                                                               Gain (Loss)                    tion for      Unearned
                                     Additional                on Securities                   Shares        Stock
                          Common      Paid-in     Retained     Available for    Treasury      Acquired      Compen-        Total
                           Stock      Capital     Earnings       Sale, Net       Stock         by ESOP    sation-RRP      Equity
                           -----      -------     --------       ---------       -----         -------    ----------      ------
Balance at October
1, 1996                    $7,492    $7,053,143  $8,960,098    $(11,293)      $(2,628,704)    $(290,949)     $(87,278)  $13,002,509

Net earnings                 ---           ---      711,680          ---             ---           ---           ---        711,680

Cash dividends of
$.2375 per share             ---           ---     (230,724)         ---             ---           ---           ---       (230,724)

Common stock
options exercised            ---        (12,499)        ---          ---           59,769          ---           ---         47,270

Appreciation of
securities available
for sale                     ---           ---          ---       26,405             ---           ---           ---         26,405

ESOP loan
repayments                   ---           ---          ---          ---             ---        72,737           ---         72,737

Fair value
adjustment on ESOP
shares committed
for release                  ---        89,592          ---          ---             ---           ---           ---         89,592

Amortization of
unearned stock
compensation                 ---           ---          ---          ---             ---           ---         43,644        43,644

Purchase of
197,963 shares of
treasury stock               ---           ---          ---          ---       (2,233,832)         ---           ---     (2,233,832)

Two-for-one stock           7,492        (7,492)        ---          ---             ---           ---           ---           ---
                          -------    ----------  ----------      -------      -----------     ---------      --------   -----------

Balance at
September 30, 1997         14,984     7,122,744   9,441,054       15,112       (4,802,767)     (218,212)      (43,634)   11,529,281

Net earnings                 ---           ---      179,790          ---             ---           ---           ---        179,790

Cash dividends of
$.0625 per share             ---           ---      (58,418)         ---             ---           ---           ---        (58,418)

Common stock
options exercised            ---           (220)        ---          ---           1,020           ---           ---           800

Appreciation of
securities available
for sale                     ---           ---          ---        9,606             ---           ---           ---          9,606

ESOP loan
repayments                   ---           ---          ---          ---             ---        18,184           ---         18,184

Fair value
adjustment on ESOP
shares committed
for release                  ---        33,851          ---          ---             ---           ---           ---         33,851

Amortization of
unearned stock
compensation                 ---           ---          ---          ---             ---           ---         10,911        10,911

Purchase of 24,500
shares of treasury stock     ---           ---          ---          ---         (364,437)          ---           ---      (364,437)
                          -------    ----------  ----------      -------      -----------     ---------      --------   -----------

Balance at
December 31, 1997         $14,984    $7,156,375  $9,562,426      $24,718      $(5,166,184)    $(200,028)     $(32,723)  $11,359,568
                          =======    ==========  ==========      =======      ===========     =========      ========   ===========

--------------------
The accompanying notes are an integral part of these statements.

                         PART I: FINANCIAL INFORMATION
                        FIRST INDEPENDENCE CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                              Three Months Ended December 31,
                                                              -------------------------------
                                                                   1997              1996
                                                               -----------       -----------
Cash flows from operating activities                                   (Unaudited)
  Net Earnings                                                 $   179,790       $   166,694
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
    Depreciation                                                    26,876            16,895
    Amortization of premiums and discounts on investments
      and mortgage-backed securities                                19,360            34,679
    Amortization of deferred loan origination fees                 (14,886)          (16,321)
    Amortization of expense related to employee
      benefit plans                                                 62,946            46,650
    Net gain on sale of real estate acquired
      through foreclosure                                             (916)           (1,693)
    Increase (decrease) in cash due to changes in
      Accrued interest receivable                                  (33,795)          (62,568)
      Other assets                                                  26,454            41,982
      Accrued expenses and other liabilities                       (57,161)         (556,248)
      Income taxes payable                                         127,878           114,961
                                                               -----------       -----------
      Net cash provided by (used in) operating activities          336,546          (214,969)

Cash flows from investing activities
    Proceeds from maturities and repayment of securities
      Available for sale                                           203,642            36,791
      Held to maturity                                           4,383,085         1,249,142
    Purchase of securities
      Available for sale                                           (33,044)          (65,432)
    Net increase in loans                                       (6,876,980)       (2,039,306)
    Capital expenditures                                           (62,761)         (246,962)
    Proceeds from sale of real estate acquired through
      foreclosure                                                      853             2,869
                                                               -----------       -----------
      Net cash used in investing activities                     (2,385,205)       (1,062,898)

Cash flows from financing activities
    Net increase (decrease) in deposits                           (109,806)          781,855
    Net decrease in advances from borrowers
      for taxes and insurance                                     (292,371)         (355,297)
    Increase in checks issued in excess of cash items            1,065,323           354,903
    Advances from Federal Home Loan Bank                         5,500,000         5,600,000
    Repayment of Federal Home Loan Bank advances                (4,900,000)       (4,500,000)
    Cash dividends paid                                            (58,418)          (49,980)
    Purchase of treasury stock                                    (364,437)       (1,227,228)
    Stock options exercised                                            800            38,180
                                                               -----------       -----------
      Net cash provided by financing activities                    841,091           642,433
                                                               -----------       -----------
Net decrease in cash and cash equivalents                       (1,207,568)         (635,434)
Cash and cash equivalents at beginning of period                 3,151,227         1,763,429
                                                               -----------       -----------
Cash and cash equivalents at end of period                     $ 1,943,659       $ 1,127,995
                                                               ===========       ===========

--------------------------------
The accompanying notes are an integral part of these statements.

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

         In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial condition of First Independence Corporation as of December 31, 1997, and the results of operations and cash flows for all interim periods presented.

         Operating results for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998.

(2)      Earnings Per Share of Common Stock

         Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding. Stock options are considered common share equivalents. Common shares outstanding excludes unallocated and uncommitted shares held by the ESOP trust. Average weighted unallocated and uncommitted shares in the ESOP trust were 41,826 and 56,372 for the quarters ended December 31, 1997 and December 31, 1996, respectively.

(3)      Stock Dividend

         On December 18, 1996, the Board of Directors declared a 100% stock dividend paid on January 24, 1997, which is accounted for similar to a two for one stock split. All earnings and dividends per share have been restated to reflect the stock dividend. Weighted average number of shares outstanding used to compute diluted earnings per share were 1,004,151 and 1,092,399 for the quarters ended December 31, 1997 and December 31, 1996, respectively.

(4)      Regulatory Capital Requirements

         Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), as implemented by rules promulgated by the

Office of Thrift Supervision, savings institutions must meet the following separate minimum capital-to-asset requirements. The table below summarizes, as of December 31, 1997, the capital requirements applicable to First Federal Savings and Loan Association of Independence ("the Association") and its actual capital ratios. For purposes of calculating regulatory capital, adjustments required by Statement of Financial Accounting Standards No. 115 are not taken into account. As of December 31, 1997, the Association exceeded all current regulatory capital standards.


                                                                                                  To be well capitalized
                                                                                                          under
                                                                           For capital              prompt corrective
                                                 Actual                 adequacy purposes           action provisions
                                         ------------------------    -------------------------   -------------------------
                                           Amount         Ratio        Amount         Ratio        Amount         Ratio
                                         ------------    --------    ------------    ---------   ------------    ---------
                                                                      (Dollars in Thousands)

Total risk-based capital                     $10,196      19.87%    $4,105    greater than 8.0%       $5,132    greater than 10.0%
                                                                              equal to                          equal to
Tier 1 risk-based capital                      9,554      18.62      2,052    greater than 4.0         3,079    greater than  6.0
                                                                              equal to                          equal to
Tier 1 (core) capital                          9,554       8.51      3,367    greater than 3.0         5,612    greater than  5.0
                                                                              equal to                          equal to
Tangible capital                               9,554       8.51      1,683    greater than 1.5           ---           ---
                                                                              equal to


(5)      Supplemental Disclosure of Cash Flow Information

                                                                              Three months ended December 31,
                                                                              -------------------------------
                                                                                1997                  1996
                                                                                ----                  ----
         Cash paid for:
           Interest                                                           $1,347,815            $1,249,890
           Income taxes                                                            9,230                   ---

         Noncash investing and financing activities:
           Transfer from loans to real estate
             acquired through foreclosure                                         56,574                   ---

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

Financial Condition

         The Company's total assets increased $1.2 million, or 1.02%, from $112.5 million at September 30, 1997 to $113.7 million at December 31, 1997. This increase was primarily a result of an increase of $6.8 million in net loans receivable. This increase in net loans receivable, along with a reduction in advanced payments by borrowers' for taxes and insurance of $300,000 and savings deposits of $100,000, was funded by decreases in investment securities of $3.0 million, mortgage-backed securities of $1.6 million and cash and cash equivalents of $1.2 million and increases in checks issued in excess of cash items of $1.1 million and advances from the Federal Home Loan Bank of Topeka of $600,000.

         Loans receivable increased $6.8 million from $74.6 million at September 30, 1997, to $81.4 million at December 31, 1997. The increase was primarily due to construction loan originations at the Company's new loan production office in Lawrence, Kansas. These construction loans generally have terms of six months or less and interest rates tied to the prime rate plus a margin. To a lesser extent, the increase was due to originations in the Company's market area consisting primarily of 15- and 30-year fixed-rate loans, mortgage loans with a fixed rate for the first three years of the loan term that automatically convert to one-year adjustable rate loans during the fourth year of the loan term, and, to a lesser extent, one-year adjustable rate mortgages.

         The allowance for loan losses totaled $668,000, or .82% of total loans at December 31, 1997, which represented no change from the $668,000, or
 .90% of total loans, at September 30, 1997. The ratio of the allowance for loan losses as a percent of non-performing loans decreased from 48.05% at September 30, 1997 to 42.73% at December 31, 1997. At December 31, 1997, the Company's non-performing loans were comprised primarily of one- to four-family residential loans. See "Non-performing Assets."

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

         Total deposits decreased $100,000 from $76.2 million at September 30, 1997, to $76.1 million at December 31, 1997. The outflow of deposits was a result of competition from local financial institutions which are aggressively seeking deposits by offering relatively high interest rates and competition from other investment products that offer the potential of a higher rate of return, but also represent higher risk investments.

         Total borrowed funds increased $600,000 from $23.7 million at September 30, 1997 to $24.3 million at December 31, 1997. The increase was from advances obtained from the Federal Home Loan Bank of Topeka. The FHLB advances allowed the Association to invest the funds borrowed in loans receivable at a positive spread.

         Total stockholders' equity decreased $100,000 from $11.5 million at September 30, 1997 to $11.4 million at December 31, 1997. The decrease was primarily the result of the Company's use of $364,000 to repurchase 24,500 shares of common stock and dividends of $58,000 paid to stockholders. These decreases were partially offset by the Company's net earnings from operations of $180,000, a fair value adjustment of $34,000 on ESOP shares committed for release, the repayment of employee stock ownership debt of $18,000, the amortization of unearned stock compensation of $11,000, and common stock options exercised of $1,000.

Non-performing Assets

         The ratio of non-performing assets to total assets is one indicator of the Company's exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, troubled debt restructurings, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. At December 31, 1997, non-performing assets were approximately $1,633,000, which represents an increase of $230,000, or 16.4%, as compared to September 30, 1997. A summary of non-performing assets by category is set forth in the following table:


                                                 December 31,    September 30,
                                                     1997            1997
                                                -------------    -------------
                                                    (Dollars In Thousands)

Non-Accruing Loans                                  $  893          $1,049
Accruing Loans Delinquent 90 Days or More              622             292
Trouble Debt Restructurings                             49              50
Foreclosed Assets                                       69              12
                                                    ------          ------
Total Non-Performing Assets                         $1,633          $1,403
                                                    ======          ======
Total Non-Performing Assets as a
   Percentage of Total Assets                         1.44%           1.25%
                                                      ====            ====



         Included in non-accruing loans at December 31, 1997, were twenty loans totaling $857,000 secured by one- to four-family real estate and two consumer loans totaling $36,000. All non-accruing loans at December 31, 1997, were located in the Company's primary market area except for one loan totaling $343,000, secured by a single family residence located in Texas. Accruing loans delinquent 90 days or more increased $330,000 from $292,000 at September 30, 1997, to $622,000 at December 31, 1997. This increase was primarily due to the reclassification of one loan totaling $200,000 from non-accruing loans at September 30, 1997, to accruing loans delinquent 90 days or more at December 31, 1997. At December 31, 1997, accruing loans delinquent 90 days or more included nine loans totaling $507,000 secured by one- to four-family real estate and one loan totaling $115,000 secured by non-residential real estate. At December 31, 1997, all of the Company's accruing loans delinquent 90 days or more were secured by real estate located in the Company's primary market area except for one loan totaling $56,000, secured by a single family residence located in Texas.

         Foreclosed Assets. At December 31, 1997, the Company's real estate acquired through foreclosure included three single family residences located in the Company's primary market area with a carrying value of $69,000.

Results of Operations - Comparison of Three Months Ended December 31, 1997 and December 31, 1996
-------------------------------------------------------------------------------

         General. Net earnings for the three months ended December 31, 1997 were $180,000 as compared to $167,000 for the three months ended December 31, 1996, resulting in an increase of $13,000, or 7.86%. The increase in net earnings was primarily due to increases of $86,000 in net interest income and $12,000 in non-interest income. These increases were partially offset by a $62,000 increase in non-interest expense and a $22,000 increase in income tax expense.

         Net Interest Income. Net interest income increased $86,000, or 11.6%, for the three months ended December 31, 1997 as compared to the three months ended December 31, 1996. This increase was due primarily to an increase in interest income of $160,000, or 8.0%, offset partially by an increase in interest expense of $74,000, or 5.9%. Interest income increased primarily due to a $4.5 million increase in average interest-earning assets and, to a lesser extent, a 27 basis point increase in yield on interest-earning assets. Interest expense increased primarily due to a $4.9 million increase in average interest-bearing liabilities and, to a lesser extent, a 4 basis point increase in the average rate paid on interest-bearing liabilities.

         Interest Income. Interest income for the quarter ended December 31, 1997, increased to $2,145,000 from $1,985,000 for the quarter ended December 31, 1996. This increase was caused primarily by a $4.5 million increase in the average outstanding amount of interest-earning assets during the three months ended December 31, 1997, as compared to the three months ended December 31, 1996 due to the increase in the average balance of loans receivable financed by the increased average balance of savings deposits. The average balance of savings deposits during the quarter ended December 31, 1997 was $6.2 million higher than during the quarter ended December 31, 1996. To a lesser extent, the increase was due to an increase in the average yield on interest-earning assets. The average yield on interest-earning assets increased 27 basis points to 7.78% at December 31, 1997, from 7.51% at December 31, 1996. This increase was caused primarily by increases in yield on the Association's investment securities portfolio from 6.59% to 7.60%, Federal Home Loan Bank stock from 6.44% to 8.16%, mortgage-backed securities portfolio from 6.46% to 6.55%, and loan portfolio from 8.03% to 8.20% at December 31, 1997, as compared to December 31, 1996.

         Interest Expense. Interest expense for the quarter ended December 31, 1997, increased by $74,000 to $1,321,000 as compared to $1,247,000 for the quarter ended December 31, 1996. This increase in interest expense was due primarily to a $4.9 million increase in the average outstanding amount of interest-bearing liabilities during the three months ended December 31, 1997 as compared to the three months ended December 31, 1996. To a lesser extent, the increase in interest expense was due to a 4 basis point increase in average interest rates paid on interest-bearing liabilities. The increase in interest-bearing liabilities was the result of a $6.2 million increase in the average outstanding balance of deposits due primarily to new accounts opened at the branch office in Coffeyville, Kansas, offset partially by a $1.2 million decrease in the average balance of advances obtained from the Federal Home Loan Bank of Topeka.

         Provision for Loan Losses. Based upon management's analysis of established reserves and a review of the composition of the loan portfolio, including non-performing assets and other loans of concern, there was no provision for losses on loans for the three months ended December 31, 1997 or December 31, 1996. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic and regulatory conditions dictate. However, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determinations as to the amount of the allowance for loan losses is subject to review by the regulatory agencies which can order the establishment of additional general or specific allowances.

         Non-interest Income. Non-interest income increased $12,000 to $66,000 during the three months ended December 31, 1997 as compared to $54,000 for the three months ended December 31, 1996. The increase was primarily due to increased checking and deposit account fees as a result of new accounts in the Coffeyville branch. To a lesser extent, the increase was due to increased late charges and other fees associated with mortgage loans. Recurring non-interest income generally consists of servicing fees as well as deposit and other types of fees.

         Non-interest Expense. Total non-interest expense increased to $572,000 for the three months ended December 31, 1997 from $510,000 for the three months ended December 31, 1996, an increase of $62,000, or 12.1%. The increase was due primarily to increases in compensation and employee benefits of $40,000, occupancy and equipment of $30,000, data processing fees of $7,000, and other expenses of $4,000. These increases were partially offset by a reduction in the Company's ongoing deposit insurance premium of $19,000, as a result of the recapitalization of the Savings Association Insurance Fund. The increase in compensation expense was primarily due to the opening of a new loan production office in Lawrence, Kansas, resulting in additional staff, advertising stationery, printing and office supplies expense. To a lesser extent, the increase was due to annual cost of living increases in salaries and bonuses and increased compensation expense associated with the Company's ESOP, due to the increase in the Company's stock price.

         Income Tax Expense. Income tax expense was $137,000 for the quarter ended December 31, 1997 compared to $115,000 for the quarter ended December 31, 1996, an increase of $22,000. The Company's effective tax rates were 43.3% and 40.8% for the three months ended December 31, 1997 and December 31, 1996, respectively.

         Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank of Topeka advances and funds provided by operations. While scheduled loan and mortgage-backed security repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. Current Office of Thrift Supervision ("OTS") regulations require the Association to maintain cash and eligible investments in an amount equal to at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which the Association may rely if necessary to fund deposit withdrawals and other short-term funding needs. As of December 31, 1997, the Association's liquidity ratio was 6.14% as compared to 7.20% at September 30, 1997. These ratios exceeded the minimum regulatory liquidity requirements on both dates.

         The Company uses its capital resources principally to meet its ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At December 31, 1997, the Company had commitments to originate loans totaling $507,000. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

         Regulatory standards impose the following capital requirements on the
Association: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of December 31, 1997, the Association exceeded all fully phased-in regulatory capital standards.

         At December 31, 1997, the Association's tangible capital was $9.6 million, or 8.51% of adjusted total assets, which is in excess of the 1.5% requirement by $7.9 million. In addition, at December 31, 1997, the Association had core capital of $9.6 million, or 8.51% of adjusted total assets, which exceeds the 3% requirement by $6.2 million. The Association had risk-based capital of $10.2 million at December 31, 1997, or 19.87% of risk-adjusted assets, which exceeds the 8.0% risk-based capital requirements by $6.1 million.

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

Item 4 - Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders (the "Meeting") of First Independence Corporation was held on January 28, 1998. The matters approved by shareholders at the Meeting and the number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below:

                       PROPOSAL                                              NUMBER OF VOTES

                                                                                                      Broker
                                                              For               Withheld             Non-Votes
                                                        -----------------   ------------------   ------------------
Election of the following directors
for the terms indicated:

William T. Newkirk II (three years)                           810,153                820                    ---
Joseph M. Smith (three years)                                 810,153                820                    ---


                                                                                                         Broker
                                                              For          Against        Abstain        Non-Votes
                                                         -------------  -------------  -------------  --------------
Ratification of Grant Thornton LLP
as auditors for the fiscal year
ending September 30, 1998                                     796,973        14,000            ---             ---



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

                                    FIRST INDEPENDENCE CORPORATION
                                    Registrant




Date:    February 13, 1998
      -----------------------       --------------------------------------
                                    Larry G. Spencer
                                    President and Chief Executive
                                    Officer



Date:    February 13, 1998
      -----------------------       --------------------------------------
                                    James B. Mitchell
                                    Vice President and Chief Financial
                                    Accounting Officer