Form 10QSB
period 1998-03-31
FIRST INDEPENDENCE CORP /DE/
filed 1998-05-15
CIK 908486

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                        --------------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


                         Commission File Number 0-22184


                         FIRST INDEPENDENCE CORPORATION
        (Exact name of small business issuer as specified in its charter)


         Delaware                                                36-3899950
(State or other jurisdiction                                 (I.R.S. Employer
    of incorporation or                                      Identification or
       organization)                                             number)


               Myrtle & Sixth Streets, Independence, Kansas 67301
                    (Address of principal executive offices)


                                 (316) 331-1660
                           (issuer's telephone number)


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

     As of May 14, 1998, there were 957,319 shares of the Registrant's common stock outstanding (including 8,734 shares of restricted stock).

                         FIRST INDEPENDENCE CORPORATION


                                      INDEX


PART I.  FINANCIAL INFORMATION (unaudited)                              PAGE NO.

Item 1.  Consolidated Condensed Financial Statements

                  Consolidated Condensed Balance Sheets as of
                  March 31, 1998 and September 30, 1997                        3

                  Consolidated Condensed Statements of Earnings
                  for the Three and Six Months Ended March 31,
                  1998 and 1997                                                4

                  Consolidated Condensed Statement of Stockholders'
                  Equity for the Year Ended September 30, 1997 and
                  Six Months Ended March 31, 1998                              5

                  Consolidated Condensed Statements of Cash
                  Flows for the Six Months Ended March 31,
                  1998 and 1997                                                6

                  Notes to Consolidated Condensed Financial
                  Statements                                                   7

Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                   9

PART II. OTHER INFORMATION                                                    17

                  Signature Page                                              18

                          PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                 March 31,       September 30,
                                                                   1998              1997
                                                               -------------    -------------
                                                                        (Unaudited)
ASSETS
Cash and due from banks                                        $     869,625    $     961,350
Federal funds sold                                                 5,300,000        1,600,000
Other interest-earning deposits                                      207,117          589,877
                                                               -------------    -------------
  Cash and cash equivalents                                        6,376,742        3,151,227
Investment securities held to maturity (fair value:
  March 31, 1998 - $4,960,950;                                     5,000,000        3,000,000
  September 30, 1997 - $2,996,300)
Investment securities available for sale                           3,346,443        4,311,406
Mortgage-backed securities held to maturity (fair value:
  March 31, 1998 - $21,093,661;
  September 30, 1997 - $23,748,569)                               20,902,199       23,527,689
Mortgage-backed securities available for sale                           --            471,618
Loans receivable, net                                             85,263,856       74,558,783
Real estate acquired through foreclosure                              15,320           12,131
Premises and equipment, net                                        1,307,769        1,297,500
Federal Home Loan Bank Stock, at cost                              1,422,800        1,368,900
Accrued interest receivable                                          736,675          712,298
Other assets                                                         122,179          111,107
                                                               -------------    -------------
  Total assets                                                 $ 124,493,983    $ 112,522,659
                                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                     $  84,171,855    $  76,229,176
  Advances from borrowers for taxes and insurance                    733,076          693,069
  Checks issued in excess of cash items                              280,881             --
  Advances from Federal Home Loan Bank                            27,300,000       23,700,000
  Income taxes payable                                                63,882            1,306
  Other accrued expenses and liabilities                             390,582          369,827
                                                               -------------    -------------
       Total liabilities                                         112,940,276      100,993,378
Stockholders' equity
  Preferred stock, $.01 par value, 500,000
    shares authorized, none issued                                      --               --
  Common stock, $.01 par value, 2,500,000 shares authorized,
    1,498,392 shares issued                                           14,984           14,984
  Additional paid-in capital                                       7,188,447        7,122,744
  Retained earnings - substantially restricted                     9,689,322        9,441,054
  Unrealized gain on securities available for sale, net               19,955           15,112
  Treasury stock at cost, 542,699 shares at March 31, 1998
    and 520,059 shares at September 30, 1997                      (5,155,346)      (4,802,767)
  Required contributions for shares acquired by ESOP                (181,843)        (218,212)
  Unearned stock compensation - recognition and retention
    plan (RRP)                                                       (21,812)         (43,634)
                                                               -------------    -------------
      Total stockholders' equity                                  11,553,707       11,529,281
                                                               -------------    -------------
      Total liabilities and stockholders' equity               $ 124,493,983    $ 112,522,659
                                                               =============    =============



--------------------------------
The accompanying notes are an integral part of these statements.

                          PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                                                  Three Months Ended            Six Months Ended
                                                       March 31,                    March 31,
                                              --------------------------    --------------------------
                                                  1998           1997          1998           1997
                                              -----------    -----------    -----------    -----------
                                                      (Unaudited)                  (Unaudited)
Interest income
  Loans receivable                            $ 1,713,833    $ 1,396,150    $ 3,332,484    $ 2,778,864
  Mortgage-backed securities                      352,215        434,608        728,843        884,811
  Investment securities                            99,303        114,746        199,976        234,081
  Other                                            66,184         38,807        115,505         72,161
                                              -----------    -----------    -----------    -----------
    Total interest income                       2,231,535      1,984,311      4,376,808      3,969,917
                                              -----------    -----------    -----------    -----------

Interest expense
  Deposits                                        987,469        889,179      1,944,157      1,781,023
  Borrowed funds                                  370,617        351,409        735,448        706,940
                                              -----------    -----------    -----------    -----------
    Total interest expense                      1,358,086      1,240,588      2,679,605      2,487,963
                                              -----------    -----------    -----------    -----------

Net interest income                               873,449        743,723      1,697,203      1,481,954

Provision for loan losses                            --             --             --             --
                                              -----------    -----------    -----------    -----------

Net interest income after provision
  for loan losses                                 873,449        743,723      1,697,203      1,481,954

Other income
  Income (loss) from real estate operations        (1,701)        (2,041)        (1,003)         1,412
  Other income                                     49,221         54,079        114,025        104,466
                                              -----------    -----------    -----------    -----------
    Total other income                             47,520         52,038        113,022        105,878
                                              -----------    -----------    -----------    -----------

General, administrative and other expense
  Employee compensation and benefits              324,740        306,132        659,977        600,983
  Occupancy and equipment                          60,975         46,400        117,677         73,435
  Federal deposit insurance premiums               12,034         11,292         23,831         42,216
  Data processing fees                             48,571         40,991         90,177         75,364
  Other                                           128,220        134,912        255,236        258,145
                                              -----------    -----------    -----------    -----------
    Total non-interest expenses                   574,540        539,727      1,146,898      1,050,143
                                              -----------    -----------    -----------    -----------

Earnings before income taxes                      346,429        256,034        663,327        537,689

Income tax expense                                150,983         90,454        288,091        205,415
                                              -----------    -----------    -----------    -----------

Net earnings                                  $   195,446    $   165,580    $   375,236    $   332,274
                                              ===========    ===========    ===========    ===========

Earnings per common share
  Basic                                       $       .21    $       .17    $       .41    $       .33
                                              ===========    ===========    ===========    ===========
  Diluted                                     $       .20    $       .16    $       .38    $       .31
                                              ===========    ===========    ===========    ===========

Dividends per share                           $     .0750    $     .0625    $     .1375    $     .1125
                                              ===========    ===========    ===========    ===========


Weighted average shares outstanding
  Basic                                           916,065        992,368        924,407      1,014,119
                                              ===========    ===========    ===========    ===========
  Diluted                                         987,257      1,056,187        995,600      1,077,938
                                              ===========    ===========    ===========    ===========

-----------------------------
The accompanying notes are an integral part of these statements.

                         FIRST INDEPENDENCE CORPORATION
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                     For The Six Months Ended March 31, 1998
                        and Year Ended September 30, 1997
                                   (Unaudited)

                                                                                               Required
                                                                    Unrealized                Contribu-
                                                                    Gain (Loss)                tion for    Unearned
                                             Additional            on Securities                Shares       Stock
                                  Common     Paid-in      Retained  Available for  Treasury    Acquired     Compen-        Total
                                  Stock      Capital      Earnings   Sale, Net      Stock       by ESOP    sation-RRP      Equity
                                  -----      -------      --------   ---------      -----       -------    ----------      ------
Balance at October 1, 1996       $  7,492   $7,053,143   $8,960,098   $(11,293)  $(2,628,704)  $(290,949)   $(87,278)   $13,002,509

Net earnings                         --           --        711,680       --            --          --          --          711,680

Cash dividends of $.2375 per         --           --       (230,724)      --            --          --          --         (230,724)
share

Common stock options exercised       --        (12,499)        --         --          59,769        --          --           47,270

Appreciation of securities
available                            --           --           --       26,405          --          --          --           26,405
  for sale

ESOP loan repayments                 --           --           --         --            --        72,737        --           72,737

Fair value adjustment on ESOP
  shares committed for release       --         89,592         --         --            --          --          --           89,592

Amortization of unearned stock
  compensation                       --           --           --         --            --          --        43,644         43,644

Purchase of 197,963 shares of
  treasury stock                     --           --           --         --      (2,233,832)       --          --       (2,233,832)

Two-for-one stock split             7,492       (7,492)        --         --            --          --          --             --
                                 --------   ----------   ----------   --------   -----------   ---------    --------    -----------

Balance at September 30, 1997      14,984    7,122,744    9,441,054     15,112    (4,802,767)   (218,212)    (43,634)    11,529,281

Net earnings                         --           --        375,236       --            --          --          --          375,236

Cash dividends of $.1375 per         --           --       (126,968)      --            --          --          --         (126,968)
share

Common stock options exercised       --         (2,558)        --         --          11,858        --          --            9,300

Appreciation of securities
available                            --           --           --        4,843          --          --          --            4,843
  for sale

ESOP loan repayments                 --           --           --         --            --        36,369        --           36,369

Fair value adjustment on ESOP
  shares committed for release       --         68,261         --         --            --          --          --           68,261

Amortization of unearned stock
  compensation                       --           --           --         --            --          --        21,822         21,822

Purchase of 24,500 shares of
  treasury stock                     --           --           --         --        (364,437)       --          --         (364,437)
                                 --------   ----------   ----------   --------   -----------   ---------    --------    -----------

Balance at March 31, 1998        $ 14,984   $7,188,447   $9,689,322   $ 19,955   $(5,155,346)  $(181,843)   $(21,812)   $11,553,707
                                 ========   ==========   ==========   ========   ===========   =========    ========    ===========



--------------------
The accompanying notes are an integral part of these statements.

                          PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                             Six Months Ended March 31,
                                                            ----------------------------
                                                                1998            1997
                                                            ------------    ------------
                                                                     (Unaudited)
Cash flows from operating activities
  Net Earnings                                              $    375,236    $    332,274
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
    Depreciation                                                  52,893          37,406
    Amortization of premiums and discounts on investments
      and mortgage-backed securities                              37,309          65,717
    Amortization of deferred loan origination fees               (74,853)        (30,784)
    Amortization of expense related to employee
      benefit plans                                              126,452          97,286
    Net gain on sale of real estate acquired
      through foreclosure                                         (2,499)           (436)
    Increase (decrease) in cash due to changes in
      Accrued interest receivable                                (24,377)         (4,796)
      Other assets                                               (67,281)         39,357
      Accrued expenses and other liabilities                      (2,536)       (531,726)
      Income taxes payable                                       139,268         140,820
                                                            ------------    ------------
      Net cash provided by operating activities                  559,612         145,118

Cash flows from investing activities
    Proceeds from maturities and repayment of securities
      Available for sale                                       1,466,371       2,075,706
      Held to maturity                                         5,576,007       3,074,425
    Purchase of securities
      Available for sale                                         (63,705)     (1,097,163)
      Held to maturity                                        (5,000,000)     (2,000,000)
    Net increase in loans                                    (10,631,244)     (2,566,948)
    Capital expenditures                                         (63,162)       (407,445)
    Proceeds from sale of real estate acquired through
      foreclosure                                                    174          10,194
                                                            ------------    ------------
      Net cash used in investing activities                   (8,715,559)       (911,231)

Cash flows from financing activities
    Net increase in deposits                                   7,942,679       4,784,477
    Net increase (decrease) in advances from borrowers
      for taxes and insurance                                     40,007          (3,998)
    Increase (decrease) in checks issued in excess
      of cash items                                              280,881        (267,374)
    Advances from Federal Home Loan Bank                      15,500,000       9,800,000
    Repayment of Federal Home Loan Bank advances             (11,900,000)    (11,600,000)
    Cash dividends paid                                         (126,968)       (112,683)
    Purchase of treasury stock                                  (364,437)     (1,860,978)
    Stock options exercised                                        9,300          38,180
                                                            ------------    ------------
      Net cash provided by financing activities               11,381,462         777,624
                                                            ------------    ------------
Net increase in cash and cash equivalents                      3,225,515          11,511
Cash and cash equivalents at beginning of period               3,151,227       1,763,429
                                                            ------------    ------------
Cash and cash equivalents at end of period                  $  6,376,742    $  1,774,940
                                                            ============    ============

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

     In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial condition of First Independence Corporation as of March 31, 1998, and the results of operations and cash flows for all interim periods presented.

     Operating results for the three and six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998.

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

(3)  Stock Dividend

     On December 18, 1996, the Board of Directors declared a 100% stock dividend paid on January 24, 1997, which is accounted for similar to a two for one stock split. All earnings and dividends per share have been restated to reflect the stock dividend. Weighted average number of shares outstanding used to compute diluted earnings per share were 987,257 and 995,600 for the three and six months ended March 31, 1998 and 1,056,187 and 1,077,938 for the three and six months ended March 31, 1997.

(4)  Regulatory Capital Requirements

     Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), as implemented by rules promulgated by the Office of Thrift Supervision, savings institutions must meet the following separate minimum capital-to-asset requirements. The table below summarizes, as of March 31, 1998, the capital requirements applicable to First Federal Savings and Loan Association of Independence ("the Association") and its actual capital ratios. As of March 31, 1998, the Association exceeded all current regulatory capital standards.

                                                                                                        To be well
                                                                                                    capitalized under
                                                                           For capital              prompt corrective
                                                 Actual                 adequacy purposes           action provisions
                                         ------------------------    -------------------------   -------------------------
                                           Amount         Ratio        Amount         Ratio        Amount         Ratio
                                         ------------    --------    ------------    ---------   ------------    ---------
                                                                      (Dollars in Thousands)
Total risk-based capital                  $10,443        18.17%        $4,598          >|+8.0%       $5,748       >|+10.0%

Tier 1 risk-based capital                   9,787        17.03          2,299          >|+4.0         3,449       >|+ 6.0

Tier 1 (core) capital                       9,787         7.93          3,704          >|+3.0         6,173       >|+ 5.0

Tangible capital                            9,787         7.93          1,852          >|+1.5           --         --



(5)  Supplemental Disclosure of Cash Flow Information

                                                   Six months ended March 31,
                                                   -------------------------
                                                       1998          1997
                                                    ----------   ----------
     Cash paid for:
       Interest                                     $2,642,896   $2,480,221
       Income taxes                                    148,823       64,595

     Noncash investing and financing activities:
       Transfer from loans to real estate
         acquired through foreclosure                   56,574        8,781
       Issuance of loans receivable in connection
         with the sale of real estate acquired
         through foreclosure                            55,550         --

(6)  Merger Conversion with Neodesha Savings and Loan Association

     On February 26, 1998 the Board of Directors of First Independence Corporation, parent of First Federal Savings and Loan Association of Independence ("First Federal"), and Neodesha Savings and Loan Association ("Neodesha"), announced the execution of a definitive agreement pursuant to which Neodesha will merge with and into First Federal. In connection with the Merger, Neodesha will undertake to convert form a mutual to a stock institution. The definitive agreement and proposed Plan of Merger Conversion is subject to regulatory approval and must be approved by a majority of Neodesha member votes in person or by proxy at a special meeting on a date to be announced.

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

Year 2000 Compliance Issues

The Company has established a Year 2000 Committee to assess the risk of potential problems that might arise from the failures of computer programming to recognize the year 2000 and to develop a plan to mitigate any such risk. The committee has determined that the greatest potential impact upon the Company is the risk related to vendors used by the Company, particularly First Independence's data processing service bureau. Quarterly progress reports from the service bureau indicate levels of manpower and expertise sufficient to amend and test the adequacy of their computer programming and systems prior to the arrival of the year 2000. All other vendors used by the Company have been identified and requests for year 2000 certifications have been forwarded.

The year 2000 compliance program established by the committee includes quarterly progress reports submitted to the Board of Directors and a target date of December 31, 1998 for required internal testing, which is expected to be minimal. The committee estimates that the impact upon the Company's results of operations, liquidity and capital resources will be immaterial.

Financial Condition

     The Company's total assets increased $12.0 million, or 10.64%, from $112.5 million at September 30, 1997 to $124.5 million at March 31, 1998. This increase was primarily a result of an increase of $10.7 million in net loans receivable, $3.2 million in cash and cash equivalents, and $1.0 million in investment securities. These increases in assets were funded by increases in savings deposits of $8.0 million, advances from the Federal Home Loan Bank of Topeka of $3.6 million, checks issued in excess of cash items of $300,000, and a decrease in mortgage-backed securities of $3.1 million.

     Loans receivable increased $10.7 million from $74.6 million at September 30, 1997, to $85.3 million at March 31, 1998. The increase was primarily due to construction loan originations at the Company's new loan production office in Lawrence, Kansas. These construction loans generally have terms of six months or less and interest rates tied to the prime rate plus a margin. To a lesser extent, the increase was due to originations in the Company's market area consisting primarily of 15- and 30-year fixed-rate loans, mortgage loans with a fixed rate for the first three years of the loan term that automatically convert to one-year adjustable rate loans during the fourth year of the loan term, and, to a lesser extent, one-year adjustable rate mortgages.

     The allowance for loan losses totaled $656,000, or .77% of total loans at March 31, 1998, which represented a $12,000 decrease from the $668,000, or .90% of total loans, at September 30, 1997. The ratio of the allowance for loan losses as a percent of non-performing loans increased from 48.05% at September 30, 1997 to 105.50% at March 31, 1998. At March 31, 1998, the Company's
non-performing loans were comprised primarily of one- to four-family residential loans. See "Non-performing Assets."

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

     Total deposits increased $8.0 million from $76.2 million at September 30, 1997, to $84.2 million at March 31, 1998. Deposits increased primarily as a result of public units depositing short-term funds into the "Platinum" money fund account. The "Platinum" money fund account offers tiered rates on a limited transaction account with the highest rate paid on balances of $50,000 and above. Management feels the "Platinum" money fund provides a lower risk, insured alternative for deposit customers considering higher risk investments in order to get higher yields than money market accounts.

     Total borrowed funds increased $3.6 million from $23.7 million at September 30, 1997 to $27.3 million at March 31, 1998. The increase was from advances obtained from the Federal Home Loan Bank of Topeka. The FHLB advances allowed the Association to invest the funds borrowed in loans receivable at a positive spread.

     Total stockholders' equity increased $25,000 from $11,529,000 at September 30, 1997 to $11,554,000 at March 31, 1998. The increase was primarily due to the Company's net earnings from operations of $375,000, fair value adjustment of $68,000 on ESOP shares committed for release, the repayment of employee stock ownership debt of $36,000, the amortization of unearned stock compensation of $22,000, common stock options exercised of $9,300, and unrealized gains on securities available for sale of $5,000. These increases were partially offset by the Company's use of $364,000 to repurchase 24,500 shares of common stock and dividends of $127,000 paid to stockholders.

Non-performing Assets

     The ratio of non-performing assets to total assets is one indicator of the Company's exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, troubled debt restructurings, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. At March 31, 1998, non-performing assets were approximately $637,000, which represents a decrease of $766,000, or 54.6%, as compared to September 30, 1997. This decrease was due primarily to one loan totaling $344,000 secured by a single family residence in Texas, which had been classified as non-accruing at September 30, 1997, but was less than 90 days delinquent at March 31, 1998. In February 1991, the borrowers experienced financial difficulties and filed for protection under the bankruptcy statutes. Pursuant to the plan of reorganization approved by the Bankruptcy Court, the borrowers are required to make additional payments each month to make up the delinquent payments and interest. At March 31, 1998 the borrowers were complying with the terms of the repayment plan. To a lesser extent, the decrease was due to one loan totaling $139,000 secured by a single family residence in Texas, which had been classified as accruing delinquent 90 days or more at September 30, 1997, but was less than 90 days delinquent at March 31, 1998.

     Included in non-accruing loans at March 31, 1998, were ten loans totaling $528,000 secured by one- to four-family real estate, one loan totaling $21,000 secured by non-residential real estate, and two consumer loans totaling $24,000. All non-accruing loans at March 31, 1998, were located in the Company's primary market area. At March 31, 1998 there were no accruing loans delinquent 90 days or more.

     A summary of non-performing assets by category is set forth in the following table:

                                                       March 31,  September 30,
                                                         1998        1997
                                                        ------      ------
                                                       (Dollars In Thousands)

     Non-Accruing Loans                                 $  573      $1,049
     Accruing Loans Delinquent 90 Days or More            --           292
     Trouble Debt Restructurings                            49          50
     Foreclosed Assets                                      15          12
                                                        ------      ------
     Total Non-Performing Assets                        $  637      $1,403
                                                        ======      ======
     Total Non-Performing Assets as a
        Percentage of Total Assets                         .51%       1.25%
                                                        ======      ======


     Foreclosed Assets. At March 31, 1998, the Company's real estate acquired through foreclosure included two single family residences located in the Company's primary market area with a carrying value of $15,000.

Results of Operations - Comparison of Three and Six Months Ended March 31, 1998 and March 31, 1997
--------------------------------------------------------------------------------

     General. Net earnings for the six months ended March 31, 1998 were $375,000 as compared to $332,000 for the six months ended March 31, 1997, resulting in an increase of $43,000, or 12.9%. The increase in net earnings was primarily due to increases in net interest income of $215,000 and non-interest income of $7,000. These increases were partially offset by increases in non-interest expense of $97,000 and income tax expense of $83,000.

     Net earnings for the three months ended March 31, 1998 were $195,000 as compared to $166,000 for the three months ended March 31, 1997, resulting in an increase of $29,000, or 18.04%. The increase in net earnings was primarily due to an increase in net interest income of $129,000, partially offset by increases in income tax expense of $61,000 and non-interest expense of $35,000 and a decrease in other income of $4,000.

     Net Interest Income. Net interest income increased $215,000, or 14.52%, for the six months ended March 31, 1998 as compared to the six months ended March 31, 1997. This increase was due primarily to an increase in interest income of $407,000, or 10.25%; offset partially by an increase in interest expense of $192,000, or 7.70%. Interest income increased primarily due to a $7.6 million increase in the average balance of interest-earning assets, and a 22 basis point increase in the average yield on interest-earning assets. The average yield on interest-earning assets increased primarily due to construction loan originations at the Lawrence loan production office which carry higher rates of interest than loans originated in the Company's primary market area. Interest expense increased primarily due to a $7.9 million increase in the average balance of interest-bearing liabilities, offset partially by a 3 basis point decrease in the average rate paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased primarily due to a $5.1 million increase in the average balance of low cost demand and now deposits and, to a lesser extent, a decrease in market interest rates.

     Net interest income increased $129,000, or 17.44%, for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. This increase was due primarily to an increase in interest income of $248,000, or 12.46%; offset partially by an increase in interest expense of $117,000 or 9.47%. The increase was due to the same reasons as stated above for the six months ended March 31, 1998, as compared to the six months ended March 31, 1997. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 110.5% for the three months ended March 31, 1997 to 109.3% for the three months ended March 31, 1998.

     Interest Income. Interest income for the six months ended March 31, 1998, increased to $4,377,000 from $3,970,000 for the six months ended March 31, 1997. This increase was caused primarily by a $7.6 million increase in the average outstanding amount of interest-earning assets during the six months ended March 31, 1998, as compared to the six months ended March 31, 1997; due to the increase in the average balance of loans receivable financed by the increased average balance of savings deposits. The average balance of savings deposits during the six months ended March 31, 1998 was $7.4 million higher than during the six months ended March 31, 1997. To a lesser extent, the increase in interest income was due to an increase in the average yield on interest-earning assets. The average yield on interest-earning assets increased 22 basis points to 7.71% for the six months ended March 31, 1998, from 7.49% for the six months ended March 31, 1997. This increase was caused primarily by increases in yield on the Association's Federal Home Loan Bank stock from 6.48% to 7.75%, loan portfolio from 8.01% to 8.20%, and mortgage-backed securities portfolio from 6.48% to 6.58% for the six months ended March 31, 1998, as compared to the six months ended March 31, 1997. These increases were partially offset by a decrease in the investment securities portfolio yield from 6.61% to 6.34% for the six months ended March 31, 1998, as compared to the six months ended March 31, 1997. The increase in yield on the loan portfolio was primarily due to construction loan originations at the Company's new loan production office in Lawrence, Kansas. These construction loans generally have terms of six months or less and interest rates tied to the prime rate plus a margin.

     Interest income for the quarter ended March 31, 1998, increased to $2,232,000 from $1,984,000 for the quarter ended March 31, 1997. This increase was caused primarily by a $10.6 million increase in the average outstanding amount of interest-earning assets during the three months ended March 31, 1998, as compared to the three months ended March 31, 1997 due to the increase in the average balance of loans receivable financed by advances obtained from the Federal Home Loan Bank of Topeka and increased savings deposits. To a lesser extent, the increase was due to an increase in the average yield on interest-earning assets. The average yield on interest-earning assets increased 16 basis points to 7.64% at March 31, 1998, from 7.48% at March 31, 1997. This increase was caused primarily by increases in yield on the Association's Federal Home Loan Bank stock from 6.52% to 7.35%, loan portfolio from 7.99% to 8.20%, and mortgage-backed securities portfolio from 6.51% to 6.60% for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. The increase in yield on the loan portfolio was due to the same reason as stated above. These increases were partially offset by a decrease in the investment portfolio yield from 6.63% to 5.43% for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997.

     Interest Expense. Interest expense for the six months ended March 31, 1998, increased by $192,000 to $2,680,000 as compared to $2,488,000 for the six months ended March 31, 1997. This increase in interest expense was due primarily to a $7.9 million increase in the average outstanding amount of interest-bearing liabilities during the six months ended March 31, 1998 as compared to the six months ended March 31, 1997. This increase was partially offset by a 3 basis point decrease in average interest rates paid on interest-bearing liabilities, caused by decreases in market interest rates. The increase in interest-bearing liabilities was primarily due to a $7.4 million increase in the average outstanding balance of deposits due primarily to new accounts opened at the Coffeyville, Kansas branch office and seasonal deposits from public units.

     Interest expense for the quarter ended March 31, 1998, increased by $117,000 to $1,358,000 as compared to $1,241,000 for the quarter ended March 31, 1997. This increase in interest expense was due primarily to a $10.9 million increase in the average outstanding amount of interest-bearing liabilities during the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. This increase in interest-bearing liabilities was due primarily to the same reasons as stated above. However, the interest expense was partially offset by a 9 basis point decrease in average interest rates paid on interest-bearing liabilities, caused by decreases in market interest rates.

     Provision for Loan Losses. Based upon management's analysis of established reserves and its ongoing review of the composition of the loan portfolio, including non-performing assets and other loans of concern, there was no provision for losses on loans for the three and six months ended March 31, 1998 and March 31, 1997. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic and regulatory conditions dictate. However, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determinations as to the amount of the allowance for loan losses is subject to review by the regulatory agencies which can order the establishment of additional general or specific allowances.

     Non-interest Income. Non-interest income increased $7,000 to $113,000 during the six months ended March 31, 1998 as compared to $106,000 for the six months ended March 31, 1997. The increase was primarily due to increased checking and deposit account fees as a result of new accounts in the Coffeyville branch. To a lesser extent, the increase was due to increased late charges and other fees associated with mortgage loans.

     Non-interest income decreased $4,000 to $48,000 during the three months ended March 31, 1998 as compared to $52,000 for the three months ended March 31, 1997. Recurring non-interest income generally consists of servicing fees as well as deposit and other types of fees.

     Non-interest Expense. Total non-interest expense increased to $1,147,000 for the six months ended March 31, 1998 from $1,050,000 for the six months ended March 31, 1997, an increase of $97,000, or 9.2%. The increase was primarily due to increases in compensation and employee benefits of $59,000, occupancy and equipment of $45,000, and data processing fees of $15,000. These increases were primarily due to the opening of a new loan production office in Lawrence, Kansas, resulting in additional staff, occupancy and equipment, stationery, printing and office supplies expense. To a lesser extent, the increase in compensation expense was the result of normal, annual cost of living increases in salaries and bonuses, and increased compensation expense associated with the Company's ESOP plan due to the increase in the Company's stock price. These increases were partially offset by decreases in federal deposit insurance premiums of $18,000, and other expenses of $3,000.

     Total non-interest expense increased by $35,000 for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. The increase was due primarily to increases in compensation and employee benefits of $19,000, occupancy and equipment of $15,000, and data processing fees of $8,000. These increases were partially offset by decreases in other expenses of $7,000. The increase in non-interest expense for the three months ended March 31, 1998 was due to the same reasons as stated above.

     Income Tax Expense. Income tax expense was $288,000 for the six months ended March 31, 1998 compared to $205,000 for the six months ended March 31, 1997, an increase of $83,000. This increase was primarily due to an increase in pre-tax earnings during the 1998 period as compared to the 1997 period. The Company's effective tax rates were 43.4% and 38.2% for the six months ended March 31, 1998 and March 31, 1997, respectively. Rates exceed expected rates due primarily to compensation expense associated with the ESOP which is not deductible for income tax purposes.

     Income tax expense was $151,000 for the quarter ended March 31, 1998 compared to $90,000 for the quarter ended March 31, 1997, an increase of $61,000. This increase was primarily due to an increase in pre-tax earnings during the 1998 period as compared to the 1997 period. The Company's effective tax rates were 43.6% and 35.3% for the three months ended March 31, 1998 and March 31, 1997, respectively. Rates exceed expected rates due primarily to compensation expense associated with the ESOP which is not deductible for income tax purposes.

     Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank of Topeka advances and funds provided by operations. While scheduled loan and mortgage-backed security repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. Current Office of Thrift Supervision ("OTS") regulations require the Association to maintain cash and eligible investments in an amount equal to at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which the Association may rely if necessary to fund deposit withdrawals and other short-term funding needs. As of March 31, 1998, the

Association's liquidity ratio was 15.44% as compared to 7.20% at September 30, 1997. This increase was primarily due to an increase in short-term investments funded with public unit deposits. These ratios exceeded the minimum regulatory liquidity requirements on both dates.

     The Company uses its capital resources principally to meet its ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At March 31, 1998, the Company had commitments to originate loans totaling $694,000. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

     Regulatory  standards  impose the  following  capital  requirements  on the
Association: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of March 31, 1998, the Association exceeded all fully phased-in regulatory capital standards.

     At March 31, 1998, the Association's tangible capital was $9.8 million, or 7.93% of adjusted total assets, which is in excess of the 1.5% requirement by $7.9 million. In addition, at March 31, 1998, the Association had core capital of $9.8 million, or 7.93% of adjusted total assets, which exceeds the 3.0%
requirement by $6.1 million. The Association had risk-based capital of $10.4 million at March 31, 1998, or 18.17% of risk-adjusted assets, which exceeds the 8.0% risk-based capital requirements by $5.8 million.

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

                                           FIRST INDEPENDENCE CORPORATION
                                           Registrant




Date:    May 14, 1998                      /s/ Larry G. Spencer
                                           ---------------------------------
                                           Larry G. Spencer
                                           President and Chief Executive
                                           Officer



Date:    May 14, 1998                      /s/ James B. Mitchell
                                           ---------------------------------
                                           James B. Mitchell
                                           Vice President and Chief Financial
                                           Accounting Officer