Form 10QSB
period 1998-06-30
FIRST INDEPENDENCE CORP /DE/
filed 1998-08-13
CIK 908486

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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

     As of August 14, 1998, there were 957,319 shares of the Registrant's common stock outstanding (including 8,734 shares of restricted stock).

                         FIRST INDEPENDENCE CORPORATION


                                      INDEX


PART I.  FINANCIAL INFORMATION (unaudited)                             PAGE NO.

Item 1.  Consolidated Condensed Financial Statements

         Consolidated Condensed Balance Sheets as of
         June 30, 1998 and September 30, 1997                              3

         Consolidated Condensed Statements of Earnings
         for the Three and Nine Months Ended June 30,
         1998 and 1997                                                     4

         Consolidated Condensed Statement of Stockholders'
         Equity for the Year Ended September 30, 1997 and
         Nine Months Ended June 30, 1998                                   5

         Consolidated Condensed Statements of Cash
         Flows for the Nine Months Ended June 30,
         1998 and 1997                                                     6

         Notes to Consolidated Condensed Financial
         Statements                                                        7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                        9

PART II. OTHER INFORMATION                                                17

         Signature Page                                                   18

                          PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                 June 30,       September 30,
                                                                   1998             1997
                                                               -------------    -------------
                                                                         (Unaudited)
ASSETS
Cash and due from banks                                        $     676,056    $     961,350
Federal funds sold                                                        --        1,600,000
Other interest-earning deposits                                      331,525          589,877
                                                               -------------    -------------
  Cash and cash equivalents                                        1,007,581        3,151,227
Investment securities held to maturity (fair value:
  June 30, 1998 - $4,979,700;                                      5,000,000        3,000,000
  September 30, 1997 - $2,996,300)
Investment securities available for sale                           3,356,708        4,311,406
Mortgage-backed securities held to maturity (fair value:
  June 30, 1998 - $19,707,979;
  September 30, 1997 - $23,748,569)                               19,518,029       23,527,689
Mortgage-backed securities available for sale                             --          471,618
Loans receivable, net                                             90,613,829       74,558,783
Real estate acquired through foreclosure                              35,693           12,131
Premises and equipment, net                                        1,283,344        1,297,500
Federal Home Loan Bank Stock, at cost                              1,449,400        1,368,900
Accrued interest receivable                                          871,058          712,298
Other assets                                                         230,588          111,107
                                                               -------------    -------------
  Total assets                                                 $ 123,366,230    $ 112,522,659
                                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                     $  81,326,782    $  76,229,176
  Advances from borrowers for taxes and insurance                    407,560          693,069
  Checks issued in excess of cash items                              929,831               --
  Advances from Federal Home Loan Bank                            28,400,000       23,700,000
  Income taxes payable                                                97,048            1,306
  Other accrued expenses and liabilities                             389,697          369,827
                                                               -------------    -------------
       Total liabilities                                         111,550,918      100,993,378
Stockholders' equity
  Preferred stock, $.01 par value, 500,000
    shares authorized, none issued                                        --               --
  Common stock, $.01 par value, 2,500,000 shares authorized,
    1,498,392 shares issued                                           14,984           14,984
  Additional paid-in capital                                       7,217,828        7,122,744
  Retained earnings - substantially restricted                     9,888,734        9,441,054
  Unrealized gain on securities available for sale, net               20,340           15,112
  Treasury stock at cost, 541,073 shares at June 30, 1998
    and 520,059 shares at September 30, 1997                      (5,152,014)      (4,802,767)
  Required contributions for shares acquired by ESOP                (163,659)        (218,212)
  Unearned stock compensation - recognition and retention
    plan (RRP)                                                       (10,901)         (43,634)
                                                               -------------    -------------
      Total stockholders' equity                                  11,815,312       11,529,281
                                                               -------------    -------------
      Total liabilities and stockholders' equity               $ 123,366,230    $ 112,522,659
                                                               =============    =============


----------
The accompanying notes are an integral part of these statements.

                          PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS


                                                                     Three Months Ended                   Nine Months Ended
                                                                          June 30,                              June 30,
                                                               ------------------------------        ------------------------------
                                                                   1998               1997               1998               1997
                                                               -----------        -----------        -----------        -----------
                                                                         (Unaudited)                           (Unaudited)
Interest income
  Loans receivable                                             $ 1,818,091        $ 1,446,507        $ 5,150,575        $ 4,225,371
  Mortgage-backed securities                                       328,124            420,277          1,056,967          1,305,088
  Investment securities                                            131,170            137,583            331,146            371,664
  Other                                                             70,871             32,809            186,376            104,970
                                                               -----------        -----------        -----------        -----------
    Total interest income                                        2,348,256          2,037,176          6,725,064          6,007,093
                                                               -----------        -----------        -----------        -----------

Interest expense
  Deposits                                                       1,041,117            930,141          2,985,274          2,711,164
  Borrowed funds                                                   386,180            334,227          1,121,628          1,041,167
                                                               -----------        -----------        -----------        -----------
    Total interest expense                                       1,427,297          1,264,368          4,106,902          3,752,331
                                                               -----------        -----------        -----------        -----------

Net interest income                                                920,959            772,808          2,618,162          2,254,762

Provision for loan losses                                               --                 --                 --                 --
                                                               -----------        -----------        -----------        -----------

Net interest income after provision
  for loan losses                                                  920,959            772,808          2,618,162          2,254,762

Other income
  Income (loss) from real estate operations                         (3,184)            (6,018)            (4,187)            (4,606)
  Other income                                                      49,085             29,436            135,564             87,695
                                                               -----------        -----------        -----------        -----------
    Total other income                                              45,901             23,418            131,377             83,089
                                                               -----------        -----------        -----------        -----------

General, administrative and other expense
  Employee compensation and benefits                               310,753            278,004            943,184            832,780
  Occupancy and equipment                                           53,066             45,113            170,743            118,548
  Federal deposit insurance premiums                                11,812             11,600             35,643             53,816
  Data processing fees                                              47,638             37,100            137,815            112,464
  Other                                                             91,389            120,905            346,625            379,050
                                                               -----------        -----------        -----------        -----------
    Total non-interest expenses                                    514,658            492,722          1,634,010          1,496,658
                                                               -----------        -----------        -----------        -----------
Earnings before income taxes                                       452,202            303,504          1,115,529            841,193

Income tax expense                                                 183,719            126,697            471,810            332,112
                                                               -----------        -----------        -----------        -----------
Net earnings                                                   $   268,483        $   176,807        $   643,719        $   509,081
                                                               ===========        ===========        ===========        ===========

Earnings per common share
  Basic                                                        $       .29        $       .19        $       .70        $       .51
                                                               ===========        ===========        ===========        ===========
  Diluted                                                      $       .27        $       .18        $       .65        $       .48
                                                               ===========        ===========        ===========        ===========

Dividends per share                                            $     .0750        $     .0625        $     .2125        $      .175
                                                               ===========        ===========        ===========        ===========

Weighted average shares outstanding
  Basic                                                            922,265            948,709            923,320            992,316
                                                               ===========        ===========        ===========        ===========
  Diluted                                                          986,282          1,009,304            987,338          1,052,911
                                                               ===========        ===========        ===========        ===========

----------
The accompanying notes are an integral part of these statements.

                         FIRST INDEPENDENCE CORPORATION
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                     For The Nine Months Ended June 30, 1998
                        and Year Ended September 30, 1997
                                   (Unaudited)

                                                                                               Required
                                                                  Unrealized                   Contribu-
                                                                  Gain (Loss)                  tion for    Unearned
                                      Additional                 on Securities                  Shares      Stock
                            Common      Paid-in      Retained    Available for   Treasury      Acquired     Compen-        Total
                             Stock      Capital      Earnings      Sale, Net       Stock        by ESOP    sation-RRP      Equity
                            -------   ----------    ----------   -------------  -----------    ---------   ----------   -----------
Balance at October
1, 1996                     $ 7,492   $7,053,143    $8,960,098      $(11,293)   $(2,628,704)   $(290,949)   $(87,278)   $13,002,509

Net earnings                     --           --       711,680            --             --           --          --        711,680


Cash dividends of
$.2375 per share                 --           --      (230,724)           --             --           --          --       (230,724)

Common stock
options exercised                --      (12,499)           --            --         59,769           --          --         47,270

Appreciation of
securities
available
for sale                         --           --            --        26,405             --           --          --         26,405

ESOP loan
repayments                       --           --            --            --             --       72,737          --         72,737

Fair value
adjustment on ESOP
shares committed
for release                      --       89,592            --            --             --           --          --         89,592

Amortization of
unearned stock
compensation                     --           --            --            --             --           --      43,644         43,644

Purchase of
197,963 shares of
treasury stock                   --           --            --            --     (2,233,832)          --          --     (2,233,832)

Two-for-one stock
split                         7,492       (7,492)           --            --             --           --          --             --
                            -------   ----------    ----------      --------    -----------    ---------    --------    -----------

Balance at
September 30, 1997           14,984    7,122,744     9,441,054        15,112     (4,802,767)    (218,212)    (43,634)    11,529,281

Net earnings                     --           --       643,719            --             --           --          --        643,719

Cash dividends of
$.2125 per share                 --           --      (196,039)           --             --           --          --       (196,039)

Common stock
options exercised                --       (5,891)           --            --         27,310           --          --         21,419

Appreciation of
securities
available
for sale                         --           --            --         5,228             --           --          --          5,228

ESOP loan
repayments                       --           --            --            --             --       54,553          --         54,553

Fair value
adjustment on ESOP
shares committed
for release                      --      100,975            --            --             --           --          --        100,975

Amortization of
unearned stock
compensation                     --           --            --            --             --           --      32,733         32,733

Purchase of 25,298
shares of
treasury stock                   --           --            --            --       (376,557)          --          --       (376,557)
                            -------   ----------    ----------      --------    -----------    ---------    --------    -----------

Balance at June 30,
1998                        $14,984   $7,217,828    $9,888,734      $ 20,340    $(5,152,014)   $(163,659)   $(10,901)   $11,815,312
                            =======   ==========    ==========      ========    ===========    =========    ========    ===========

----------
The accompanying notes are an integral part of these statements.

                          PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                             Nine Months Ended June 30,
                                                            ----------------------------
                                                                1998            1997
                                                            ------------    ------------
                                                                    (Unaudited)
Cash flows from operating activities
  Net Earnings                                              $    643,719    $    509,081
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
    Depreciation                                                  77,851          60,170
    Amortization of premiums and discounts on investments
      and mortgage-backed securities                              54,644          88,171
    Amortization of deferred loan origination fees              (119,992)        (44,254)
    Amortization of expense related to employee
      benefit plans                                              188,261         148,693
    Net loss on sale of real estate acquired
      through foreclosure                                          1,816           1,373
    Increase (decrease) in cash due to changes in
      Accrued interest receivable                               (158,760)       (111,360)
      Other assets                                              (176,311)         22,828
      Accrued expenses and other liabilities                     (13,666)       (539,172)
      Income taxes payable                                       183,164         188,342
                                                            ------------    ------------
      Net cash provided by operating activities                  680,726         323,872

Cash flows from investing activities
    Proceeds from maturities and repayment of securities
      Available for sale                                       1,466,371       2,127,306
      Held to maturity                                         6,938,115       4,276,958
    Purchase of securities
      Available for sale                                         (95,223)     (1,124,749)
      Held to maturity                                        (5,000,000)     (3,000,000)
    Net increase in loans                                    (15,971,837)     (4,853,155)
    Capital expenditures                                         (63,696)       (413,035)
    Proceeds from sale of real estate acquired through
      foreclosure                                                 11,147          16,494
                                                            ------------    ------------
      Net cash used in investing activities                  (12,715,123)     (2,970,181)

Cash flows from financing activities
    Net increase in deposits                                   5,097,606       4,918,646
    Net decrease in advances from borrowers for taxes
      and insurance                                             (285,509)       (316,236)
    Increase in checks issued in excess of cash items            929,831         625,509
    Advances from Federal Home Loan Bank                      18,700,000      14,700,000
    Repayment of Federal Home Loan Bank advances             (14,000,000)    (15,700,000)
    Cash dividends paid                                         (196,039)       (171,690)
    Purchase of treasury stock                                  (376,557)     (1,975,332)
    Stock options exercised                                       21,419          47,270
                                                            ------------    ------------
      Net cash provided by financing activities                9,890,751       2,128,167
                                                            ------------    ------------
Net decrease in cash and cash equivalents                     (2,143,646)       (518,142)
Cash and cash equivalents at beginning of period               3,151,227       1,763,429
                                                            ------------    ------------
Cash and cash equivalents at end of period                  $  1,007,581    $  1,245,287
                                                            ============    ============

----------
The accompanying notes are an integral part of these statements.

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

     In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial condition of First Independence Corporation as of June 30, 1998, and the results of operations and cash flows for all interim periods presented.

     Operating results for the three and nine months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998.

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

(4)  Regulatory Capital Requirements

     Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), as implemented by rules promulgated by the Office of Thrift Supervision, savings institutions must meet the following separate minimum capital-to-asset requirements. The table on the following page summarizes, as of June 30, 1998, the capital requirements applicable to First Federal Savings and Loan Association of Independence ("the Association") and its actual capital ratios. As of June 30, 1998, the Association exceeded all current regulatory capital standards.

                                                                                                  To be well capitalized
                                                                                                          under
                                                                           For capital              prompt corrective
                                                 Actual                 adequacy purposes           action provisions
                                         ------------------------    -------------------------   -------------------------
                                            Amount        Ratio         Amount         Ratio        Amount         Ratio
                                         ------------    --------    ------------    ---------   ------------    ---------
                                                                      (Dollars in Thousands)
Total risk-based capital                    $10,895       17.80%        $4,895         >8.0%        $6,119         >10.0%
Tier 1 risk-based capital                    10,239       16.73          2,448         >4.0          3,672         > 6.0
Tier 1 (core) capital                        10,239        8.38          3,667         >3.0          6,112         > 5.0
Tangible capital                             10,239        8.38          1,834         >1.5             --            --


(5)  Supplemental Disclosure of Cash Flow Information

                                                      Nine months ended June 30,
                                                      --------------------------
                                                          1998           1997
                                                          ----           ----
     Cash paid for:
       Interest                                        $4,071,510     $2,480,221
       Income taxes                                       288,646         64,595

     Noncash investing and financing activities:
       Transfer from loans to real estate
         acquired through foreclosure                     102,333          8,781
       Issuance of loans receivable in connection
         with the sale of real estate acquired
         through foreclosure                               65,550             --

(6)  Merger Conversion with Neodesha Savings and Loan Association

     On February 26, 1998 the Board of Directors of First Independence Corporation, parent of First Federal Savings and Loan Association of Independence ("First Federal"), and The Neodesha Savings and Loan Association, FSA ("Neodesha"), announced the execution of a definitive agreement pursuant to which Neodesha will merge with and into First Federal. In connection with the Merger, Neodesha will undertake to convert from a mutual to a stock institution. The definitive agreement and proposed Plan of Merger Conversion is subject to regulatory approval and must be approved by a majority of Neodesha member votes in person or by proxy at a special meeting on a date to be announced.

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

The year 2000 compliance program established by the committee includes quarterly progress reports submitted to the Board of Directors and a target date of December 31, 1998 for required internal testing. The committee estimates that the impact upon the Company's results of operations, liquidity and capital resources will be immaterial.

Financial Condition

     The Company's total assets increased $10.9 million, or 9.64%, from $112.5 million at September 30, 1997 to $123.4 million at June 30, 1998. This increase was primarily a result of increases of $16.0 million in net loans receivable and $1.1 million in investment securities. These increases in assets were funded by increases in savings deposits of $5.1 million, advances from the Federal Home Loan Bank of Topeka of $4.7 million, checks issued in excess of cash items of $930,000, and decreases in mortgage-backed securities of $4.5 million and cash and cash equivalents of $2.2 million.

     Loans receivable increased $16.0 million from $74.6 million at September 30, 1997, to $90.6 million at June 30, 1998. The increase was primarily due to construction loan originations at the Company's new loan production office in Lawrence, Kansas. These construction loans generally have terms of nine months or less and interest rates tied to the prime rate plus a margin. To a lesser extent, the increase was due to originations in the Company's market area consisting primarily of 15- and 30-year fixed-rate loans, mortgage loans with a fixed rate for the first three years of the loan term that automatically convert to one-year adjustable rate loans during the fourth year of the loan term, and, to a lesser extent, one-year adjustable rate mortgages.

     The allowance for loan losses totaled $656,000, or .72% of total loans at June 30, 1998, which represented a $12,000 decrease from the $668,000, or .90% of total loans, at September 30, 1997. The ratio of the allowance for loan losses as a percent of non-performing loans increased from 48.05% at September 30, 1997 to 100.34% at June 30, 1998. At June 30, 1998, the Company's
non-performing loans were comprised primarily of one- to four-family residential loans. See "Non-performing Assets."

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

     Total deposits increased $5.1 million from $76.2 million at September 30, 1997, to $81.3 million at June 30, 1998. Deposits increased primarily as a result of public units depositing short-term funds into the "Platinum" money fund account and new accounts opened at the Coffeyville, Kansas branch office. The "Platinum" money fund account offers tiered rates on a limited transaction account with the highest rate paid on balances of $50,000 and above. Management feels the "Platinum" money fund provides a lower risk, insured alternative for deposit customers considering higher risk investments in order to get higher yields than money market accounts.

     Total borrowed funds increased $4.7 million from $23.7 million at September 30, 1997 to $28.4 million at June 30, 1998. The increase was from advances obtained from the Federal Home Loan Bank of Topeka. The FHLB advances allowed the Association to invest the funds borrowed in loans receivable at a positive spread.

     Total stockholders' equity increased $286,000 from $11,529,000 at September 30, 1997 to $11,815,000 at June 30, 1998. The increase was primarily due to the Company's net earnings from operations of $644,000, fair value adjustment of $101,000 on ESOP shares committed for release, the repayment of employee stock ownership debt of $55,000, the amortization of unearned stock compensation of $33,000, common stock options exercised of $21,000, and unrealized gains on securities available for sale of $5,000. These increases were partially offset by the Company's use of $377,000 to repurchase 25,298 shares of common stock and dividends of $196,000 paid to stockholders.

Non-performing Assets

     The ratio of non-performing assets to total assets is one indicator of the Company's exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, troubled debt restructurings, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. At June 30, 1998, non-performing assets were approximately $689,000, which represents a decrease of $714,000, or 50.9%, as compared to September 30, 1997. This decrease was due primarily to one loan totaling $344,000 secured by a single family residence in Texas, which had been classified as non-accruing at September 30, 1997, but was less than 90 days delinquent at June 30, 1998. In February 1991, the borrowers experienced financial difficulties and filed for protection under the bankruptcy statutes. Pursuant to the plan of reorganization approved by the Bankruptcy Court, the borrowers are required to make additional payments each month to make up the delinquent payments and interest. Although there are still certain payments which are delinquent, at June 30, 1998, the borrowers were complying with the terms of the repayment plan. The decrease was also due to one loan totaling $139,000 secured by a single family residence in Texas, which had been classified as accruing delinquent 90 days or more at September 30, 1997, but was less than 90 days delinquent at June 30, 1998.

     Included in non-accruing loans at June 30, 1998, were eleven loans totaling $521,000 secured by one- to four-family real estate and five consumer loans totaling $22,000. All non-accruing loans at June 30, 1998, were located in the Company's primary market area. At June 30, 1998, accruing loans delinquent 90 days or more included two loans totaling $65,000 secured by one- to four-family real estate and one loan totaling $21,000 secured by non-residential real estate. At June 30,

1998, all of the Company's accruing loans delinquent 90 days or more were secured by real estate located in the Company's primary market area.

     A summary of non-performing assets by category is set forth in the following table:

                                                     June 30,     September 30,
                                                       1998           1997
                                                     --------     -------------
                                                       (Dollars In Thousands)

Non-Accruing Loans                                    $  543          $1,049
Accruing Loans Delinquent 90 Days or More                 86             292
Trouble Debt Restructurings                               24              50
Foreclosed Assets                                         36              12
                                                      ------          ------
Total Non-Performing Assets                           $  689          $1,403
                                                      ======          ======
Total Non-Performing Assets as a
   Percentage of Total Assets                            .56%           1.25%

     Foreclosed Assets. At June 30, 1998, the Company's real estate acquired through foreclosure included one single family residence located in the Company's primary market area with a carrying value of $36,000.

Results of Operations - Comparison of Three and Nine Months Ended June 30, 1998 and June 30, 1997
--------------------------------------------------------------------------------

     General. Net earnings for the nine months ended June 30, 1998 were $644,000 as compared to $509,000 for the nine months ended June 30, 1997, resulting in an increase of $135,000, or 26.4%. The increase in net earnings was primarily due to increases in net interest income of $363,000 and non-interest income of $48,000. These increases were partially offset by increases in income tax expense of $140,000 and non-interest expense of $137,000.

     Net earnings for the three months ended June 30, 1998 were $268,000 as compared to $177,000 for the three months ended June 30, 1997, resulting in an increase of $91,000, or 51.9%. The increase in net earnings was primarily due to increases in net interest income of $148,000 and non-interest income of $23,000, partially offset by increases in income tax expense of $57,000 and non-interest expense of $22,000.

     Net Interest Income. Net interest income increased $363,000, or 16.12%, for the nine months ended June 30, 1998 as compared to the nine months ended June 30, 1997. This increase was due primarily to an increase in interest income of $718,000, or 11.95%; offset partially by an increase in interest expense of $355,000, or 9.45%. Interest income increased primarily due to a $9.5 million increase in the average balance of interest-earning assets, and a 22 basis point increase in the average yield on interest-earning assets. The average yield on interest-earning assets increased primarily due to construction loan originations at the Lawrence loan production office. These construction loans generally have terms of nine months or less and carry higher rates of interest than loans originated for the purchase of single-family residences. Interest expense increased primarily due to a $9.4 million increase in the average balance of interest-bearing liabilities, offset partially by a 2 basis point decrease in the average rate paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased primarily due to a $4.8 million increase in the average balance of low cost demand and now deposits and, to a lesser extent, a decrease in market interest rates.

     Net interest income increased $148,000, or 19.17%, for the three months ended June 30, 1998, as compared to the three months ended June 30, 1997. This increase was due primarily to an increase in interest income of $311,000, or 15.27%; offset partially by an increase in interest expense of $163,000 or 12.89%. The increase was due to the same reasons as stated above for the nine months ended June 30, 1998, as compared to the nine months ended June 30, 1997. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 110.5% for the three months ended June 30, 1997 to 110.0% for the three months ended June 30, 1998.

     Interest Income. Interest income for the nine months ended June 30, 1998, increased to $6,725,000 from $6,007,000 for the nine months ended June 30, 1997. This increase was caused primarily by a $9.5 million increase in the average outstanding amount of interest-earning assets during the nine months ended June 30, 1998, as compared to the nine months ended June 30, 1997; due to the increase in the average balance of loans receivable financed by the increased average balance of savings deposits. The average balance of savings deposits during the nine months ended June 30, 1998 was $7.5 million higher than during the nine months ended June 30, 1997. To a lesser extent, the increase in interest income was due to an increase in the average yield on interest-earning assets. The average yield on interest-earning assets increased 22 basis points to 7.74% for the nine months ended June 30, 1998, from 7.52% for the nine months ended June 30, 1997. This increase was caused primarily by increases in yield on the Association's Federal Home Loan Bank stock from 6.62% to 7.64%, loan portfolio from 8.02% to 8.19%, and mortgage-backed securities portfolio from 6.51% to 6.57% for the nine months ended June 30, 1998, as compared to the nine months ended June 30, 1997. These increases were partially offset by a decrease in the investment securities portfolio yield from 6.62% to 6.33% for the nine months ended June 30, 1998, as compared to the nine months ended June 30, 1997. The decrease in yield on investment securities was primarily due to the reinvestment of proceeds from called securities into lower yielding investments. The increase in yield on the loan portfolio was primarily due to construction loan originations at the Company's new loan production office in Lawrence, Kansas. These construction loans generally have terms of nine months or less and interest rates tied to the prime rate plus a margin.

     Interest income for the quarter ended June 30, 1998, increased to $2,348,000 from $2,037,000 for the quarter ended June 30, 1997. This increase was caused primarily by a $13.2 million increase in the average outstanding amount of interest-earning assets during the three months ended June 30, 1998, as compared to the three months ended June 30, 1997 due to the increase in the average balance of loans receivable financed by advances obtained from the Federal Home Loan Bank of Topeka and increased savings deposits. To a lesser extent, the increase was due to an increase in the average yield on interest-earning assets. The average yield on interest-earning assets increased 20 basis points to 7.78% at June 30, 1998, from 7.58% at June 30, 1997. This increase was caused primarily by increases in yield on the Association's Federal Home Loan Bank stock from 6.89% to 7.43%, loan portfolio from 8.05% to 8.18%, and mortgage-backed securities portfolio from 6.56% to 6.57% for the three months ended June 30, 1998, as compared to the three months ended

June 30, 1997. The increase in yield on the loan portfolio was due to the same reason as stated above. These increases were partially offset by a decrease in the investment portfolio yield from 6.50% to 6.31% for the three months ended June 30, 1998, as compared to the three months ended June 30, 1997.

     Interest Expense. Interest expense for the nine months ended June 30, 1998, increased by $355,000 to $4,107,000 as compared to $3,752,000 for the nine months ended June 30, 1997. This increase in interest expense was due primarily to a $9.4 million increase in the average outstanding amount of interest-bearing liabilities during the nine months ended June 30, 1998 as compared to the nine months ended June 30, 1997. This increase was partially offset by a 2 basis point decrease in average interest rates paid on interest-bearing liabilities, caused by decreases in market interest rates. The increase in interest-bearing liabilities was primarily due to a $7.5 million increase in the average outstanding balance of deposits due primarily to new accounts opened at the Coffeyville, Kansas branch office and seasonal deposits from public units.

     Interest expense for the quarter ended June 30, 1998, increased by $163,000 to $1,427,000 as compared to $1,264,000 for the quarter ended June 30, 1997. This increase in interest expense was due primarily to a $12.4 million increase in the average outstanding amount of interest-bearing liabilities during the three months ended June 30, 1998, as compared to the three months ended June 30, 1997. The average interest rates paid on interest-bearing liabilities remained the same for the two periods. The increase in interest-bearing liabilities was due primarily to the same reasons as stated above.

     Provision for Loan Losses. Based upon management's analysis of established reserves and its ongoing review of the composition of the loan portfolio, including non-performing assets and other loans of concern, there was no provision for losses on loans for the three and nine months ended June 30, 1998 and June 30, 1997. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic and regulatory conditions dictate. However, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determinations as to the amount of the allowance for loan losses is subject to review by the regulatory agencies which can order the establishment of additional general or specific allowances.

     Non-interest Income. Non-interest income increased $48,000 to $131,000 during the nine months ended June 30, 1998 as compared to $83,000 for the nine months ended June 30, 1997. The increase was primarily due to increased checking and deposit account fees as a result of new accounts in the Coffeyville branch. To a lesser extent, the increase was due to increased fees associated with mortgage loans.

     Non-interest income increased $23,000 to $46,000 during the three months ended June 30, 1998 as compared to $23,000 for the three months ended June 30, 1997. Recurring non-interest income generally consists of servicing fees as well as deposit and other types of fees.

     Non-interest Expense. Total non-interest expense increased to $1,634,000 for the nine months ended June 30, 1998 from $1,497,000 for the nine months ended June 30, 1997, an increase of $137,000, or 9.18%. The increase was primarily due to increases in compensation and employee benefits of $110,000, occupancy and equipment of $52,000, and data processing fees of $26,000. These increases were primarily due to the opening of a new loan production office in Lawrence, Kansas, resulting in additional staff, occupancy and equipment, stationery, printing and office supplies expense. Data processing also increased due to increased account volumes at the Coffeyville branch and processing price increases. To a lesser extent, the increase in compensation expense was the result of normal, annual cost of living increases in salaries and bonuses, and increased compensation expense associated with the Company's ESOP plan due to the increase in the Company's stock price. These increases were partially offset by decreases in other expenses of $32,000 and federal deposit insurance premiums of $18,000.

     Total non-interest expense increased by $22,000 for the three months ended June 30, 1998, as compared to the three months ended June 30, 1997. The increase was due primarily to increases in compensation and employee benefits of $33,000, data processing fees of $11,000, and occupancy and equipment of $8,000. These increases were partially offset by a decrease in other expense of $30,000. The increase in non-interest expense for the three months ended June 30, 1998 was due to the same reasons as stated above.

     Income Tax Expense. Income tax expense was $472,000 for the nine months ended June 30, 1998 compared to $332,000 for the nine months ended June 30, 1997, an increase of $140,000. This increase was primarily due to an increase in pre-tax earnings during the 1998 period as compared to the 1997 period. The Company's effective tax rates were 42.3% and 39.5% for the nine months ended June 30, 1998 and June 30, 1997, respectively. Rates exceed expected rates due primarily to compensation expense associated with the ESOP, of which a portion is not deductible for income tax purposes.

     Income tax expense was $184,000 for the quarter ended June 30, 1998 compared to $127,000 for the quarter ended June 30, 1997, an increase of $57,000. This increase was primarily due to an increase in pre-tax earnings during the 1998 period as compared to the 1997 period. The Company's effective tax rates were 40.6% and 41.7% for the three months ended June 30, 1998 and June 30, 1997, respectively. Rates exceed expected rates due primarily to compensation expense associated with the ESOP, of which a portion is not deductible for income tax purposes.

     Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank of Topeka advances and funds provided by operations. While scheduled loan and mortgage-backed security repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. Current Office of Thrift Supervision ("OTS") regulations require the Association to maintain cash and eligible investments in an amount equal to at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which the Association may rely if necessary to fund deposit withdrawals and other short-term funding needs. As of June 30, 1998, the Association's liquidity ratio was 9.71% as compared to 7.20% at September 30, 1997. This increase was primarily due to an increase in short-term investments funded with public unit deposits. These ratios exceeded the minimum regulatory liquidity requirements on both dates.

     The Company uses its capital resources principally to meet its ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At June 30, 1998, the Company had commitments to originate loans totaling $428,000. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

     Regulatory  standards  impose the  following  capital  requirements  on the
Association: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of June 30, 1998, the Association exceeded all fully phased-in regulatory capital standards.

     At June 30, 1998, the Association's tangible capital was $10.2 million, or 8.38% of adjusted total assets, which is in excess of the 1.5% requirement by $8.4 million. In addition, at June 30, 1998, the Association had core capital of $10.2 million, or 8.38% of adjusted total assets, which exceeds the 3.0% requirement by $6.6 million. The Association had risk-based capital of $10.9 million at June 30, 1998, or 17.80% of risk-adjusted assets, which exceeds the 8.0% risk-based capital requirements by $6.0 million.

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



                                             FIRST INDEPENDENCE CORPORATION
                                             Registrant




Date: August 13, 1998
                                             ----------------------------------
                                             Larry G. Spencer
                                             President and Chief Executive
                                             Officer



Date: August 13, 1998
                                             ----------------------------------
                                             James B. Mitchell
                                             Vice President and Chief Financial
                                             Accounting Officer