Form 10KSB
period 1998-09-30
FIRST INDEPENDENCE CORP /DE/
filed 1998-12-29
CIK 908486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

                         Commission File Number 0-22184

                         FIRST INDEPENDENCE CORPORATION
           (Name of small business issuer as specified in its charter)

            Delaware                                             36-3899950
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

Myrtle and Sixth Streets, Independence, Kansas                     67301
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (316) 331-1660

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES _X_. NO ___.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its most recent fiscal year: $9,264,444.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the NASDAQ Stock Market as of December 4, 1998, was $7.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of December 4, 1998, there were issued and outstanding 963,819 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended September 30, 1998.

     Part III of Form 10-KSB - Proxy Statement for 1999 Annual Meeting of Stockholders.

         Transitional Small Business Disclosure Format: YES ___. NO _X_.

                                     PART I

Item 1.    Description of Business

General

     First Independence Corporation (the "Company") is a Delaware corporation which was formed at the direction of First Federal Savings and Loan Association of Independence ("First Federal" or the "Association") in June 1993 for the purpose of becoming the savings and loan holding company of First Federal. The Company owns all of the outstanding stock of First Federal issued on October 5, 1993 in connection with the completion of First Federal's conversion from the mutual to the stock form of organization (the "Conversion"). The Company issued 727,375 shares of common stock at a price of $10.00 per share in the Conversion. All references to the Company at or before October 5, 1993 refer to First Federal. At September 30, 1998, the Company had total assets of $124.3 million, and stockholders' equity of $12.1 million.

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

     On  February  18,  1998,  the  Board  of  Directors  of  the  Company,  the
Association and The Neodesha Savings and Loan Association, FSA ("Neodesha"), respectively, adopted a Plan of Merger Conversion (the

"Plan"). Pursuant to the Plan, Neodesha will combine with the Association through the conversion of Neodesha from a mutual savings and loan association to s stock savings and loan association and the simultaneous merger of Neodesha into the Association. On December 22, 1998, at a special meeting, the members of Neodesha approved the merger conversion. Approval from the Office of Thrift Supervision was recieved November 9, 1998. The transaction is scheduled to close during January 1999. See Note N of the Notes to Consolidated Financial Statements.

     The executive offices of the Company are located at Myrtle and Sixth Streets in Independence, Kansas 67301 and its telephone number is (316) 331-1660. Unless the context otherwise requires, all references herein to the Association or the Company include the Company and the Association on a consolidated basis.

Forward-Looking Statements

     When used in this Form 10-KSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Market Area

     Through its offices in Independence and Coffeyville, Kansas, First Federal currently serves primarily Montgomery County, Kansas and, to a lesser extent, Wilson County and the eastern part of Chautauqua County in Kansas. The Association competes in loan originations and in attracting deposits with approximately ten financial institutions serving its primary market area. The Association estimates its share of the savings market in Montgomery County to be approximately 15%.

     First Federal established a loan production office in Lawrence, Kansas effective October 15, 1997. The office primarily originates construction loans in Lawrence and the surrounding area. Loan approvals are made at the Association's main office with disbursements and collections handled at the loan production office. The office is currently staffed with a loan originator and two processors.

     Independence, Kansas, located in southeastern Kansas, is approximately 110 miles from Wichita, Kansas. Independence is the County Seat of Montgomery County and the location of Independence Community College.

     Montgomery County has a population of approximately 38,000. Although the economy of southeast Kansas is closely tied to the gas, oil and agricultural industries, Montgomery County has attracted a variety of other industries. Major employers in Montgomery County include Automotive Controls Corp., Inc., a manufacturer of electronic and electrical parts, City Publishing Company, a publisher of cross-reference directories, Emerson Electric Co., a manufacturer of small electric motors, Hackney & Sons (Midwest) Inc., a manufacturer of beverage delivery truck bodies, Heartland Cement, a manufacturer of cement and Cessna Aircraft, a manufacturer of single engine airplanes.

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

     The Association's primary focus in lending activities is on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. Recently, a significant portion of the Associations' lending has been in the form of construction loans. To a much lesser extent, the Association also originates loans secured by non-residential real estate and consumer loans and a limited amount of multi-family real estate loans. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities." At September 30, 1998, the Association's net loan portfolio totaled $93.7 million.

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

     The aggregate amount of loans that the Association is permitted to make under applicable federal regulations to any one borrower, including related entities, is generally equal to the greater of 15% of unimpaired capital and surplus or $500,000. At September 30, 1998, the maximum amount which the Association could have lent to any one borrower and the borrower's related entities was approximately $1.6 million. See "Regulation - Federal Regulation of Savings Associations."

     Loan Portfolio Composition. The following information sets forth the composition of the Association's loan portfolio in dollar amounts and in percentages (before deductions (or additions) for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                                 September 30,
                                             --------------------------------------------------------------------------------------
                                                      1998                            1997                          1996
                                             ------------------------       ------------------------       ------------------------
                                              Amount        Percent          Amount        Percent          Amount         Percent
                                             --------      ----------       --------      ----------       --------      ----------
                                                                            (Dollars in Thousands)
Real Estate Loans

 One- to four-family ..................      $ 71,855           71.06%      $ 64,152           84.30%      $ 57,353           82.29%
 Multi-family .........................         1,001             .99          1,164            1.53          1,371            1.97
 Non-residential ......................         9,065            8.97          7,479            9.83          7,224           10.36
 Construction .........................        16,050           15.87            764            1.00          1,834            2.63
                                             --------      ----------       --------      ----------       --------      ----------
    Total real estate loans ...........        97,971           96.89         73,559           96.66         67,782           97.25
                                             --------      ----------       --------      ----------       --------      ----------

Consumer Loans:

 Deposit account ......................           397            0.39            350            0.46            364            0.52
 Automobile ...........................           961            0.95            705            0.93            402            0.58
 Home equity ..........................           837            0.83            550            0.72            781            1.12
 Home improvement .....................           234            0.23            274            0.36            183            0.26
 Other ................................           714            0.71            661            0.87            185            0.27
                                             --------      ----------       --------      ----------       --------      ----------

    Total consumer loans ..............         3,143            3.11          2,540            3.34          1,915            2.75
                                             --------      ----------       --------      ----------       --------      ----------

     Total Loans ......................       101,114          100.00%        76,099          100.00%        69,697          100.00%
                                                           ==========                     ==========                     ==========

Less:

 Loans in process .....................         6,437                            572                          1,050
 Deferred fees and discounts ..........           337                            300                            274
 Allowance for losses .................           656                            668                            690
                                             --------                       --------                       --------
 Total loans receivable, net ..........      $ 93,684                       $ 74,559                       $ 67,683
                                             ========                       ========                       ========

     The following table shows the composition of the Association's loan portfolio by fixed- and adjustable-rate categories at the dates indicated.

                                                                                        September 30,
                                                            -----------------------------------------------------------------------
                                                                    1998                     1997                    1996
                                                            ---------------------    ---------------------    ---------------------
                                                             Amount     Percent       Amount      Percent      Amount      Percent
                                                            --------   ----------    --------   ----------    --------   ----------
                                                                            (Dollars in Thousands)
Fixed-Rate Loans
 Real estate:
  One- to four-family ...................................   $ 50,637        50.08%   $ 37,581        49.38%   $ 31,231        44.81%
  Multi-family ..........................................        639         0.63         683         0.90         871         1.25
  Non-residential .......................................      6,361         6.29       5,055         6.64       4,835         6.94
  Construction ..........................................     16,050        15.87         764         1.00        --           --
                                                            --------   ----------    --------   ----------    --------   ----------
    Total fixed-rate real estate loans ..................     73,687        72.87      44,083        57.92      36,937        53.00
 Consumer ...............................................        837          .83       1,990         2.62       1,437         2.06
                                                            --------   ----------    --------   ----------    --------   ----------
    Total fixed-rate loans ..............................     74,524        73.70      46,073        60.54      38,374        55.06
                                                            --------   ----------    --------   ----------    --------   ==========

Adjustable-Rate Loans
 Real estate:
  One- to four-family ...................................     21,218        20.98      26,571        34.92      26,122        37.47
  Multi-family ..........................................        362         0.36         481         0.63         500         0.72
  Non-residential .......................................      2,704         2.68       2,424         3.19       2,389         3.43
  Construction ..........................................       --           --          --           --         1,834         2.63
                                                            --------   ----------    --------   ----------    --------   ----------
     Total adjustable-rate real estate loans ............     24,284        24.02      29,476        38.74      30,845        44.25
 Consumer ...............................................      2,306         2.28         550         0.72         478         0.69
                                                            --------   ----------    --------   ----------    --------   ----------
     Total adjustable-rate loans ........................     26,590        26.30      30,026        39.46      31,323        44.94
                                                            --------   ----------    --------   ----------    --------   ----------

     Total Loans ........................................    101,114       100.00%     76,099       100.00%     69,697       100.00%
                                                                       ==========               ==========               ==========

Less
 Loans in process .......................................      6,437                      572                    1,050
 Deferred fees and discounts ............................        337                      300                      274
 Allowance for losses ...................................        656                      668                      690
                                                            --------                 --------                 --------

 Total loans receivable, net ............................   $ 93,684                 $ 74,559                 $ 67,683
                                                            ========                 ========                 ========

     The following schedule shows the scheduled contractual maturities of the Association's loan portfolio at September 30, 1998. Mortgages which have adjustable or renegotiable interest rates are shown as repaying in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                   Real Estate
                    ---------------------------------------
                          One- to         Multi-family, and
                         Four-Family       Non-Residential      Construction              Consumer                Total
                    ------------------    -----------------    ------------------    -------------------    ------------------
                              Weighted             Weighted              Weighted              Weighted               Weighted
                               Average             Average               Average                Average               Average
                     Amount     Rate      Amount     Rate      Amount      Rate       Amount     Rate       Amount      Rate
                     ------   --------    ------   --------    ------    --------     ------   ---------    ------    --------
                                                           (Dollars in Thousands)

Due During Periods
Ending September 30,
--------------------
1999(1) ..........   $   137     8.56%    $   898    9.50%     $14,085      9.62%    $  1,342     8.44%    $ 16,462     9.51%
2000 .............        80     7.93         114    9.70          957      9.50          284     8.98        1,435     9.33
2001 .............       297     7.65          52    7.56           --        --          506     9.23          855     8.58
2002 and 2003 ....     1,298     7.76         413    8.12           --        --          402     8.96        2,113     8.06
2004 to 2008 .....     7,977     7.66         932    8.73          906      7.60          321     8.67       10,136     7.79
2009 to 2023 .....    34,083     7.59       7,511    8.28           --        --          151     8.65       41,745     7.72
2024 and following    27,983     7.37         146    8.25          102      7.50          137     8.73       28,368     7.38
                     -------              -------              -------               --------              --------
       Total .....   $71,855              $10,066              $16,050               $  3,143              $101,114
                     =======              =======              =======               ========              ========

----------
(1)  Includes demand loans, loans having no stated maturity and overdraft loans.

     The total amount of loans due after September 30, 1999, which have predetermined interest rates is $58.6 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $26.1 million.

     One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Association's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers and builders. The Association has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area. At September 30, 1998, the Association's one- to four-family residential mortgage loans, totaled $71.9 million, or 71.1% of the Association's loan portfolio.

     The Association currently makes adjustable-rate, one- to four-family residential mortgage loans in amounts up to 95% of the appraised value, or selling price, of the security property, whichever is less. For loans with a loan-to-value ratio of 90% or greater, the Association requires private mortgage insurance equal to 20% of the loan value in order to reduce the Association's exposure level. For loans with loan-to-value ratios of greater than 80% but less than 90%, the Association typically requires private mortgage insurance to reduce the Association's exposure. The determination as to whether to obtain such insurance is made on a case-by-case basis, based on a variety of factors including the borrower's payment history, the borrower's length of employment, the quality of the property, the term of the loan and the debt to income ratio of the borrower. At September 30, 1998, the Association had 570 loans totaling $31.3 million with a loan-to-value ratio of greater than 80% but less than 90% and 365 loans totaling $18.1 million with a loan-to-value ratio of 90% or greater.

     The Association currently offers one-year ARM loans at rates determined in accordance with market and competitive factors for a term of up to 30 years. The interest rate charged on ARM loans currently originated by the Association is based upon the one year Constant Maturity Treasury Index. The adjustable-rate loans currently originated by the Association provide for a 1% annual cap and floor, and a 5% lifetime cap on the interest rate adjustment over the rate in effect on the date of origination. The actual interest rate on these adjustable-rate loans may not be reduced below 5% over the life of the loan. The annual and lifetime caps on interest rate increases reduce the extent to which these loans can help protect the Association against interest rate risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Company's Annual Report to Stockholders attached hereto as Exhibit 13 (the "Annual Report"). Approximately 28.6% of the loans secured by one- to four-family real estate originated by the Association during fiscal 1998 were originated with adjustable rates of interest. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities."

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

     Approximately   $1.7  million,   or  2.4%  of  the  Association's  one-  to
four-family residential mortgage loan portfolio, was purchased by the Association. These loans are primarily secured by property located in Texas and have been in the Association's portfolio for several years. The Association has purchased only a limited amount of one- to four-family residential mortgage loans since 1989. However, in connection with the opening of a loan production office in Lawrence, Kansas during fiscal 1998, the Association purchased approximately $5.0 million construction real estate loans. These loans are secured by one- to four-family real estate located in the Lawrence market area. The level of delinquencies in the Association's portfolio of purchased loans secured by one- to four-family residential real estate is consistent with that of the loans originated and retained by the Association.

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

     Construction Lending. The Association also makes construction loans to builders and individuals for the construction of residences. There were $16.1 million of construction loans outstanding at September 30, 1998.

     Although the Association has offered construction loans for years, it recently expanded its efforts for this type of lending with the opening of its Lawrence, Kansas production office. The majority of the construction loans were originated at the Lawrence, Kansas loan production office. This office is staffed with an originator and two processors, each of whom has substantial experience in construction lending. Construction loans are made to both builders and individuals and generally have terms of nine months of less and interest rates tied to the prime rate plus a margin. Once the loan rate is determined, however, it remains fixed for the term of the loan. The borrower pays interest only during the construction period. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans, and are approved at the Association's headquarters in Independence. The amount loaned to any one builder is subject to pre-approved guidance lines with the maximum amount not to exceed the Association's loans-to-one-borrower limit.

     Construction loans are generally considered to involve a greater degree of risk than permanent one-to four- family residential mortgage loans. Risk of loss on a construction loan depends largely upon the concurrence of the initial estimate of the property's value at completion of construction and the estimated cost (including interest) of construction, as well as the availability of permanent take-out financing. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project which, when completed, has a value which is insufficient to ensure full repayment. Because of these uncertainties inherent in estimating development and construction costs, it is relatively difficult to evaluate accurately the total loan funds required to complete a project. Also, the funding of loan fees and interest during the construction phase makes the monitoring of the progress of the project particularly important, as customary early warning signals of project difficulties may not be present.

     Non-Residential/Multi-Family Real Estate Lending. In order to enhance the yield on and decrease the average term to maturity of its assets, the Association has originated and purchased permanent loans and participation interests in loans originated by other lenders secured by non-residential and multi-family real estate. The Association also has a limited amount of loans secured by land. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report. At September 30, 1998, the Association had $10.1 million in non-residential/ multi-family real estate loans, representing 10.0% of the Association's loan portfolio.

     Approximately 10.3% of the property securing the Association's non-residential/multi-family (including land) real estate loan portfolio is located outside the Association's primary market area. Many of the properties securing these purchased loans or participations are located in Texas and neighboring states. Some of these areas have experienced adverse economic conditions including a general softening in real estate markets and the local economy, which may result in increased loan delinquencies and loan losses. However, most of the Association's non-residential/multi-family real estate loan portfolio is seasoned and, during the past five years, the Association has had no significant purchases or participations in such loans.

     The table below sets forth, by type of security property, the Association's non-residential/ multi-family real estate loans at September 30, 1998.

                                                                                  Number        Outstanding         Amount
                                                                                   of            Principal      Non-Performing
                                                                                  Loans           Balance       or of Concern
                                                                                 -------          -------       --------------
                                                                                          (Dollars in Thousands)
Multi-family ..........................................................                5          $ 1,001          $  --
Small business facilities and office buildings ........................               43            3,413               21
Health care facility ..................................................               12            2,112             --
Churches ..............................................................                3              174             --
Warehouse/mini-storage ................................................                3              313             --
Hotel/motel ...........................................................                3            1,233             --
Land ..................................................................               33            1,820             --
                                                                                 -------          -------          -------

    Total multi-family residential and non-residential real
        estate loans ..................................................              102          $10,066          $    21
                                                                                 =======          =======          =======



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

     At September 30, 1998, the Association had no non-residential/multi-family real estate loans to one borrower, or group of borrowers, which had an existing carrying value in excess of $500,000, except for the loans to four unrelated borrowers or groups of borrowers described below. The first loan is secured by a residential care facility located in Caney, Kansas and had an outstanding balance at September 30, 1998 of $840,000. The other loans in excess of $500,000 at September 30, 1998, included a loan to one borrower totaling $680,000 secured by a hotel located in Columbia, Missouri; a loan with an outstanding balance of $592,000 secured by an apartment building located in Rogers, Arkansas; and a loan with an outstanding balance of $531,000 secured by a guest home located in Caney, Kansas. All of these loans were current at September 30, 1998. See "-Regulation - Federal Regulation of Savings Associations."

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

     Consumer Lending. Consumer loans generally have shorter terms to maturity (thus reducing First Federal's exposure to changes in interest rates) and carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that the offering of consumer loan products helps to expand and create stronger ties to its existing customer base, by increasing the number of customer relationships and providing cross-marketing opportunities. At September 30, 1998, the Association's consumer loan portfolio totaled $3.1 million, or 3.1% of its loan portfolio. Under applicable federal law, the Association is authorized to invest up to 35% of its assets in consumer loans.

     First Federal offers a variety of secured consumer loans, including home equity loans, home improvement loans, auto loans, and loans secured by savings deposits and other consumer collateral. The

Association also offers a limited amount of unsecured loans. The Association currently originates all of its consumer loans in its market area. The Association's home equity and home improvement loans comprised approximately 34.1% of the Association's total consumer loan portfolio. These loans are generally originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the appraised value of the property securing the loan. The term to maturity on such loans may be up to seven years. Other consumer loan terms vary according to the type of collateral, length of contract and credit worthiness of the borrower. The Association's consumer loans generally have a fixed rate of interest, except for the home equity lines of credit which adjust based upon changes in the prime rate.

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

     Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as checking account overdraft privilege loans, or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Association's consumer loan portfolio has generally been low (at September 30, 1998, $50,000, or approximately 1.6% of the consumer loan portfolio, was 60 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

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

     The Association has underwritten its loan purchases using the same criteria it uses in originating loans. Servicing of purchased loans is generally performed by the seller. At September 30, 1998, approximately $3.4 million of First Federal's loan portfolio was serviced by others. During the year ended September 30, 1998, the Association purchased loans totaling $5.0 million secured by construction real estate.

     During recent years, most of the Association's loan purchase opportunities have been at yields that management believed were not sufficiently higher than the yields of comparable mortgage-backed securities that were guaranteed by a Federal agency as to principal and interest (or derived from certificates that were so guaranteed) to offset such credit protection. Accordingly, the Association has recently increased its mortgage-backed securities portfolio rather than loan purchases. See "Investment Activities -Mortgage-Backed Securities."

     The Association had $1.7 million in loans serviced for others as of September 30, 1998.

     The following table shows the loan origination, purchase, sale and repayment activities of the Association for the periods indicated.

                                                                                     Year Ended September 30,
                                                                      -----------------------------------------------------
                                                                        1998                   1997                  1996
                                                                      --------               --------              --------
                                                                                           (In Thousands)
Originations by type
 Adjustable-rate:
  Real estate - one- to four-family .........................         $  5,984               $  6,437              $  4,465
                - non-residential ...........................              250                    633                   614
  Consumer - home equity ....................................              117                    673                   314
                                                                      --------               --------              --------
         Total adjustable-rate ..............................            6,351                  7,743                 5,393
                                                                      --------               --------              --------
 Fixed-rate:
  Real estate - one- to four-family .........................           14,968                 10,167                14,879
                  - non-residential .........................            3,028                  1,492                   320
  Construction ..............................................           23,621                     --                    --
  Consumer - non-residential ................................            2,294                  1,965                 1,429
                                                                      --------               --------              --------
         Total fixed-rate ...................................           43,911                 13,624                16,628
                                                                      --------               --------              --------
         Total loans originated .............................           50,262                 21,367                22,021
                                                                      --------               --------              --------

Purchases
  Real estate - non-residential .............................               --                    546                    --
  Construction ..............................................            4,984                     --                    --
  Mortgage-backed securities (excluding
    REMICs and CMOs) ........................................               --                     --                 4,660
                                                                      --------               --------              --------
         Total purchased ....................................            4,984                    546                 4,660
                                                                      --------               --------              --------

Sales and Repayments
  Mortgage-backed securities ................................            6,164                  4,412                 5,237
  Principal repayments(1) ...................................           30,231                 15,512                13,956
                                                                      --------               --------              --------
        Total reductions ....................................           36,395                 19,924                19,193
  Increase (decrease) in other items, net(2) ................           (5,979)                   375                  (730)
                                                                      --------               --------              --------
         Net increase (decrease) ............................         $ 12,872               $  2,364              $  6,758
                                                                      ========               ========              ========

----------
(1)  Includes transfers to real estate acquired through foreclosure.

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

     Delinquent Loans. The following table sets forth information concerning delinquent loans at September 30, 1998, in dollar amounts and as a percentage of the Association's loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

                                                    Loans Delinquent for:
                              ------------------------------------------------------------------         Total Loans Delinquent
                                         60-90 Days                       Over 90 Days                     60 Days or more
                              -------------------------------    -------------------------------    --------------------------------
                                                   Percent of                         Percent of                          Percent of
                                                  Total Loan                          Total Loan                          Total Loan
                              Number      Amount   Portfolio     Number      Amount   Portfolio     Number      Amount    Portfolio
                              ------      ------  -----------    ------      ------   ----------    ------      ------    ---------
                                                                (Dollars in Thousands)
Real Estate:
  One- to four-family .....       11      $  421      0.41%          18      $  907      0.90%          29      $1,328      1.31%
  Non-residential .........       --          --        --            1          21      0.02            1          21      0.02
Construction ..............        3         223      0.22            1          62      0.06            4         285      0.28
Consumer ..................        1          10      0.01            6          40      0.04            7          50      0.05
                              ------      ------      ----       ------      ------      ----       ------      ------      ----

     Total ................       15      $  654      0.64%          26      $1,030      1.02%          41      $1,684      1.66%
                              ======      ======      ====       ======      ======      ====       ======      ======      ====

     The following table sets forth information concerning delinquent loans at September 30, 1997, in dollar amounts and as a percentage of the Association's loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.


                                                    Loans Delinquent for:
                              ------------------------------------------------------------------         Total Loans Delinquent
                                         60-90 Days                       Over 90 Days                     60 Days or more
                              -------------------------------    -------------------------------    --------------------------------
                                                   Percent of                         Percent of                          Percent of
                                                  Total Loan                          Total Loan                          Total Loan
                              Number      Amount   Portfolio     Number      Amount   Portfolio     Number      Amount    Portfolio
                              ------      ------  -----------    ------      ------   ----------    ------      ------    ---------
                                                                (Dollars in Thousands)
Real Estate:
  One- to four-family .....         8      $  235      0.31%          27      $1,211      1.59%          35      $1,446      1.90%
  Non-residential .........         2         264      0.35            1          98      0.13            3         362      0.48
Consumer ..................         3          11      0.01            4          32      0.04            7          43      0.05
                               ------      ------      ----       ------      ------      ----       ------      ------      ----

     Total ................        13      $  510      0.67%          32      $1,341      1.76%          45      $1,851      2.43%
                               ======      ======      ====       ======      ======      ====       ======      ======      ====

     Non-Performing Assets. The table below sets forth the amounts and categories of the Association's non-performing assets. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. As a matter of policy, the Association does not generally accrue interest on loans past due more than 90 days. For all periods presented, troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates) are included in the following table. Real estate acquired through foreclosure includes assets acquired in settlement of loans and reflects the lower of cost or fair value less selling expense.

                                                               Year Ended September 30,
                                                          --------------------------------
                                                           1998         1997         1996
                                                          ------       ------       ------
                                                                (Dollars in Thousands)
Non-accruing loans:
  One- to four-family ..............................      $  217       $  919       $  148
  Non-residential real estate ......................          21           98           99
  Construction .....................................          62           --           94
  Consumer .........................................          35           32           26
                                                          ------       ------       ------
     Total non-accruing loans ......................         335        1,049          367
                                                          ------       ------       ------

Accruing loans delinquent 90 days or more:
   One- to four-family .............................         690          292          183
   Construction ....................................         223           --           --
   Consumer ........................................           5           --           --
                                                          ------       ------       ------
     Total accruing loans delinquent 90 days or more         918          292          183
                                                          ------       ------       ------

Troubled debt restructurings:
   One- to four-family .............................          --           50           52
                                                          ------       ------       ------

     Total non-performing loans ....................       1,253        1,391          602
                                                          ------       ------       ------

Real estate acquired through foreclosure:
  One- to four-family ..............................          72           12           12
                                                          ------       ------       ------

Total non-performing assets ........................      $1,325       $1,403       $  614
                                                          ======       ======       ======
Total as a percentage of total assets ..............        1.07%        1.25%        0.57%
                                                          ======       ======       ======

     For the year ended September 30, 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $14,871. The amount included in interest income on such loans was $15,720 for the year ended September 30, 1998.

     Included in non-accruing loans at September 30, 1998, were nine loans totaling $279,000 secured by one- to four-family real estate, one loan totaling $21,000 secured by non-residential real estate, and eight consumer loans totaling $35,000. All non-accruing loans at September 30, 1998, were located in the Association's primary market area. At September 30, 1998, accruing loans delinquent 90 days or more included 13 loans totaling $913,000 secured by one- to four-family real estate and one consumer loan totaling $5,000. At September 30, 1998, all of the Association's accruing loans delinquent 90 days or more secured by real estate were located in the Association's primary market area, except for one loan totaling $336,000 secured by a single family residence located in Texas.

     Management   has   considered   loans  of  concern  in   establishing   the
Association's allowance for loan losses.

     Real Estate Acquired through Foreclosure. At September 30, 1998, the Association's real estate acquired through foreclosure consisted of two single family residences located in the Association's market area. The properties have a carrying value of $72,000 and are currently offered for sale.

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

     In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Association regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. Classified assets of the Association all of which, at September 30, 1998, are included in the table of non-performing assets on the previous page, were as follows:


                                                        September 30,
                                            ------------------------------------
                                             1998           1997           1996
                                            ------         ------         ------
                                                       (In Thousands)

Substandard .......................         $1,320         $1,261         $  676
Doubtful ..........................              5             92             95
Loss ..............................             --             --             --
                                            ------         ------         ------

Total classified assets ...........         $1,325         $1,353         $  771
                                            ======         ======         ======

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan allowance. Although management believes it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations. At September 30, 1998, the Association had an allowance for loan losses of $656,000.

     The following table sets forth an analysis of the Association's allowance for loan losses at the dates indicated.

                                                                   Year Ended September 30,
                                                               ------------------------------
                                                               1998       1997        1996
                                                               ----       ----       -------
                                                                   (Dollars In Thousands)

Balance at beginning of period ..........................      $668       $690       $   690

Charge-offs:
  One- to four-family ...................................        12         22            --

Recoveries ..............................................        --         --            --
                                                               ----       ----       -------

  Net charge-offs .......................................        12         22            --
                                                               ----       ----       -------
Balance at end of period ................................      $656       $668       $   690
                                                               ====       ====       =======

Ratio of net charge-offs during the period
to total loans at end of period .........................       .01%      0.03%         0.00%
                                                               ====       ====       =======

Allowance for loan losses to total loans at end of period       .70%      0.90%         1.02%
                                                               ====       ====       =======

Allowance for loan losses to non-performing
loans at end of period ..................................      52.30%     48.05%      114.62%
                                                               ====       ====       =======

     The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:

                                                                          September 30,
                                            ---------------------------------------------------------------------------------------
                                                     1998                           1997                             1996
                                            ----------------------          -----------------------          ----------------------
                                                           Percent                          Percent                          Percent
                                                          of Loans                         of Loans                         of Loans
                                                           in Each                          in Each                          in Each
                                                          Category                         Category                         Category
                                                          to Total                         to Total                         to Total
                                            Amount         Loans            Amount           Loans           Amount           Loans
                                            ------         -----            ------           -----           ------           -----
                                                                           (Dollars in Thousands)
Real Estate
  One- to four-family ...........           $286            71.06%           $391            84.30%           $357            82.29%
  Multi-family ..................             --              .99              --             1.53              --             1.97
  Non-residential ...............            103             8.97              92             9.83              87            10.36
  Construction ..................            214            15.87              --             1.00              11             2.63
Consumer ........................             20             3.11              35             3.34              30             2.75
Unallocated .....................             33               --             150               --             205               --
                                            ----           ------            ----           ------            ----           ------
    Total .......................           $656           100.00%           $668           100.00%           $690           100.00%
                                            ====           ======            ====           ======            ====           ======

Investment Activities

     General. First Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Association has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At September 30, 1998, the Association's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 7.0%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report and "Regulation - Liquidity."

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

     Investment Securities. At September 30, 1998, investment securities totaled $8.4 million, or 6.8% of total assets. As of such date, the Association also had a $1.6 million investment in FHLB stock, satisfying its requirement for membership in the FHLB of Topeka. It is the Company's general policy to purchase investment securities which are U.S. Government securities or federal agency obligations or other issues that are rated investment grade or have credit enhancements. At September 30, 1998, the average term to maturity or repricing of the investment portfolio was 3.3 years.

     The following table sets forth the composition of the Company's securities portfolio at the dates indicated.

                                                                                           September 30,
                                                               --------------------------------------------------------------------
                                                                     1998                      1997                     1996
                                                               ------------------       ------------------       ------------------
                                                                Book        % of         Book        % of        Book         % of
                                                               Value       Total        Value        Total       Value        Total
                                                               ------      ------       ------      ------       ------      ------
                                                                                     (Dollars in Thousands)
Securities held to maturity:
  Federal agency obligations ..............................    $5,000       50.04%      $3,000       34.56%      $2,000       23.60%

Securities available for sale:
  U.S. Government securities ..............................        --          --          999       11.51        1,993       23.52
  Federal agency obligations ..............................     3,065       30.68        2,985       34.39        2,934       34.62
  Other marketable equity securities(1) ...................       353        3.53          327        3.77          308        3.63
                                                               ------      ------       ------      ------       ------      ------
     Total securities available for sale ..................     3,418       34.21        4,311       49.67        5,235       61.77
                                                               ------      ------       ------      ------       ------      ------

  FHLB stock ..............................................     1,574       15.75        1,369       15.77        1,240       14.63
                                                               ------      ------       ------      ------       ------      ------
     Total securities and FHLB stock ......................    $9,992      100.00%      $8,680      100.00%      $8,475      100.00%
                                                               ======      ======       ======      ======       ======      ======

  Average remaining life or term to repricing of securities
  (excluding FHLB stock and other marketable
  equity securities) ......................................         3.51 yrs.                  4.61 yrs.               5.04 yrs.
Other Interest-Earning Assets:
  Short-term money market investments .....................    $  439      100.00%      $2,190      100.00%      $1,010      100.00%
                                                               ======      ======       ======      ======       ======      ======
Average remaining life or term to repricing of
securities and other interest-earning assets
(excluding FHLB stock and other marketable
equity securities) ........................................         3.33 yrs.                  3.51 yrs.               4.40 yrs.

----------
(1)  Represents  primarily   investments  in  mutual  funds  investing  in  U.S.
     Government securities and federal agency obligations.

     The composition and maturities of the securities portfolio, excluding FHLB of Topeka stock, are indicated in the following table.

                                                                      September 30, 1998
                                         -----------------------------------------------------------------------------
                                            Less Than         1 to 5         5 to 10            Total Investment
                                             1 Year           Years           Years                Securities
                                         --------------   --------------   --------------  ---------------------------
                                         Amortized Cost   Amortized Cost   Amortized Cost  Amortized Cost   Fair Value
                                         --------------   --------------   --------------  --------------   ----------
                                                               (Dollars in Thousands)
Held to Maturity:
  Federal agency obligations ..........      $     --         $5,000          $     --        $5,000          $5,005
                                             --------         ------          --------        ------          ------
     Weighted average yield ...........           --%           6.30%               --%         6.30%
                                             ========         ======          --------        ======

Available for Sale:
  Federal agency obligations ..........      $    994         $1,993          $     --        $2,987          $3,066
  Other marketable equity securities(1)           347             --                --           347             352
                                             --------         ------          --------        ------          ------
     Total investment securities ......      $  1,341         $1,993          $     --        $3,334          $3,418
                                             ========         ======          ========        ======          ======
     Weighted average yield ...........          5.50%          5.86%               --%         5.71%
                                             ========         ======          ========        ======

----------
(1)  Represents  primarily   investments  in  mutual  funds  investing  in  U.S.
     Government securities and federal agency obligations.


     The Company's securities portfolio at September 30, 1998, did not contain securities of any issuer with an aggregate book value in excess of 10% of the Company's stockholders' equity, excluding securities issued by the United States Government, or its agencies.

     The Association's securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors. Investments may be made by the Association's officers within specified limits and must be approved in advance by the Board of Directors for transactions over certain limits. Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity
Securities" ("SFAS No. 115"). SFAS No. 115 requires that securities and mortgage-backed securities be classified as held to maturity, available for sale or trading purposes. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold until maturity are classified as held to maturity and are reported at amortized cost. Securities classified as available for sale are those the Company may sell in response to liquidity needs, for asset/liability management purposes and other reasons and are reported at fair value. Unrealized gains and losses on securities available for sale are reported as a separate component of equity. Trading securities are those which are purchased for sale in the near future and are reported at fair value. Unrealized gains and losses on trading securities are included in income. Transfers between categories are accounted for as sales and repurchases at fair value. For any sales or transfers of securities classified as held to maturity, the cost basis, the realized gain or loss, and the circumstances lending to the decision to sell are required to be disclosed. At the time of purchase of new securities, management of the Company makes a determination as to the appropriate classification of securities as available for sale or held to maturity. At September 30, 1998, the Company held no investments for trading purposes, but did hold securities and mortgage-backed securities as available for sale with an amortized cost and market value of $3.3 million and $3.4 million, respectively.

     Mortgage-Backed Securities. The Association has a portfolio of mortgage-backed securities and has utilized such investments to complement its mortgage lending activities. At September 30, 1998, the Association's mortgage-backed securities totaled $17.3 million. For information regarding the carrying and fair values of First Federal's mortgage-backed securities portfolio, see Note C of the Notes to Consolidated Financial Statements in the Annual Report.

     At September 30, 1998, $10.4 million, or 60.4%, of the Association's mortgage-backed securities carried adjustable-rates of interest. Under the OTS's risk-based capital requirements, Government National Mortgage Association ("GNMA") mortgage-backed securities have a zero percent risk weighting and
Federal   National   Mortgage   Association   ("FNMA"),   FHLMC   and   AA-rated
mortgage-backed securities have a 20% risk weighting, in contrast to the 50% risk weighting carried by one- to four-family performing residential mortgage loans.

     The  following  table  sets  forth  the   contractual   maturities  of  the
mortgage-backed securities at September 30, 1998.

                                                                                                                       September 30,
                                                                           Due in                                          1998
                                    ----------------------------------------------------------------------------------    -------
                                    6 months    6 months       1 to        3 to 5      5 to 10    10 to 20     Over 20     Book
                                    or Less     to 1 Year    3 Years        Years       Years       Years       Years      Value
                                    --------    --------     --------     --------     -------     -------     -------    -------
                                                                            (In Thousands)
Held to Maturity
Adjustable-Rate Mortgage-Backed
Securities:
  Federal Home Loan Mortgage
     Corporation .................  $     --    $     --     $     --     $     --     $    --     $   131     $ 4,993    $ 5,124
  Federal National Mortgage
     Association .................        --          --           --           --          --       1,462       3,853      5,315
                                    --------    --------     --------     --------     -------     -------     -------    -------
     Total adjustable-rate .......        --          --           --           --          --       1,593       8,846     10,439
                                    --------    --------     --------     --------     -------     -------     -------    -------

Fixed-Rate Mortgage-Backed
Securities:
Federal Home Loan Mortgage
   Corporation ...................        --          --           --           --       2,806       1,283          --      4,089
Federal National Mortgage
   Association ...................        --          --           --           --       1,806         901          --      2,707
Government National Mortgage
   Association ...................        --          --           --           --          --          --          39         39
                                    --------    --------     --------     --------     -------     -------     -------    -------
  Total fixed-rate ...............        --          --           --           --       4,612       2,184          39      6,835
                                    --------    --------     --------     --------     -------     -------     -------    -------
Total mortgage-backed
    securities held to maturity ..  $     --    $     --     $     --     $     --     $ 4,612     $ 3,777     $ 8,885    $17,274
                                    ========    ========     ========     ========     =======     =======     =======    =======

Sources of Funds

     General. The Company's primary sources of funds are deposits, amortization and repayment of loan principal (including mortgage-backed securities), sales or maturities of investment securities, mortgage-backed securities and short-term investments, borrowings, and funds provided from operations.

     Borrowings may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and have been used in the past on a longer-term basis to support lending activities. The Association had $30.1 million in FHLB advances outstanding at September 30, 1998.

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


                                                                   % of Total
                                     At September 30, 1998        Certificates
                                     ---------------------       ---------------
                                   (Dollars in Thousands)

Four-Year Certificate..........             $1,279                         2.46%
Five-Year Certificate..........              6,297                        12.12

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Association for the dates indicated and the rates offered. See Note H of the Notes to the Consolidated Financial Statements in the Annual Report for weighted average nominal rates.

                                                                             September 30,
                                                ------------------------------------------------------------------------
                                                        1998                     1997                      1996
                                                --------------------      --------------------      --------------------
                                                            Percent                   Percent                   Percent
                                                Amount      of Total      Amount      of Total      Amount      of Total
                                                ------      --------      ------      --------      ------      --------
                                                                        (Dollars In Thousands)
Transactions and Savings Deposits:

 Passbook Demand (2.85%) .................      $ 2,745        3.40%      $ 2,703        3.54%      $ 2,649        3.82%
 NOW Accounts (2.00-2.50%) ...............        3,939        4.88         3,763        4.93         3,232        4.66
 Money Market Accounts (2.50-5.25%) ......       21,952       27.22        20,702       27.13        15,553       22.40
                                                -------      ------       -------      ------       -------      ------

   Total Transactions and Savings Deposits       28,636       35.50        27,168       35.60        21,434       30.88
                                                -------      ------       -------      ------       -------      ------

Certificates:

 0.00 - 3.99% ............................            3         .01             5        0.01             9        0.01
 4.00 - 4.99% ............................        1,792        2.22         2,189        2.87         4,216        6.07
 5.00 - 5.99% ............................       45,364       56.24        39,911       52.30        30,296       43.64
 6.00 - 6.99% ............................        4,751        5.89         6,930        9.08        13,367       19.25
 7.00% and over ..........................           27         .03            26        0.03            34        0.05
                                                -------      ------       -------      ------       -------      ------

Total Certificates .......................       51,937       64.39        49,061       64.29        47,922       69.02
                                                -------      ------       -------      ------       -------      ------
Accrued Interest .........................           85         .11            82        0.11            70        0.10
                                                -------      ------       -------      ------       -------      ------
Total Deposits ...........................      $80,658      100.00%      $76,311      100.00%      $69,426      100.00%
                                                =======      ======       =======      ======       =======      ======

     The following table sets forth the savings flows at the Association during the periods indicated. Net increase refers to the amount of deposits during a period less the amount of withdrawals during the period.


                                           Year Ended September 30,
                               -----------------------------------------------
                                  1998               1997               1996
                               ---------          ---------          ---------
                                             (Dollars In Thousands)

Opening balance .......        $  76,229          $  69,356          $  67,927
Deposits ..............          101,678             86,304             65,771
Withdrawals ...........         (100,512)           (82,247)           (67,067)
Interest credited .....            3,178              2,816              2,725
                               ---------          ---------          ---------
Ending balance ........        $  80,573          $  76,229          $  69,356
                               =========          =========          =========

Net increase ..........        $   4,344          $   6,873          $   1,429
                               =========          =========          =========

Percent increase ......             5.70%              9.91%              2.10%
                               =========          =========          =========


     The  following   table  shows  rate  and  maturity   information   for  the
Association's certificates of deposit as of September 30, 1998.

                                     0.00-          4.00-          5.00-          6.00-         7.00% or                    Percent
                                     3.99%          4.99%          5.99%          6.99%         greater         Total       of Total
                                    -------        -------        -------        -------        -------        -------      --------
Certificate accounts maturing in quarter ending:

December 31, 1998 ...........       $     3        $ 1,033        $ 6,361        $   187             --        $ 7,584        14.60%
March 31, 1999 ..............            --            759          9,322             37             --         10,118        19.48
June 30, 1999 ...............            --             --          8,248             67             --          8,315        16.01
September 30, 1999 ..........            --             --         12,538            680             --         13,218        25.45
December 31, 1999 ...........            --             --          2,469            427             --          2,896         5.58
March 31, 2000 ..............            --             --          2,223            739        $    27          2,989         5.76
June 30, 2000 ...............            --             --            760            156             --            916         1.76
September 30, 2000 ..........            --             --            677            198             --            875         1.68
December 31, 2000 ...........            --             --            777            580             --          1,357         2.61
March 31, 2001 ..............            --             --            833             --             --            833         1.60
June 30, 2001 ...............            --             --            110             75             --            185         0.36
September 30, 2001 ..........            --             --              7            422             --            429         0.83
December 31, 2001 ...........            --             --             85            682             --            767         1.48
Thereafter ..................                           --            954            501             --          1,455         2.80
                                    -------        -------        -------        -------        -------        -------       ------

  TOTAL .....................       $     3        $ 1,792        $45,364        $ 4,751        $    27        $51,937       100.00%
                                    =======        =======        =======        =======        =======        =======       ======

Percent of Total ............          0.01%          3.45%         87.34%          9.15%         0.05%
                                    =======        =======        =======        =======        ======

     The following table indicates the amount of the Association's certificates of deposit and other deposits by time remaining until maturity as of September 30, 1998.

                                                                                   Maturity
                                                             --------------------------------------------------------
                                                                              Over            Over
                                                             3 Months        3 to 6          6 to 12          Over
                                                             or Less         Months          Months         12 Months         Total
                                                             -------         ------          ------         ---------         -----
                                                                                          (In Thousands)
Certificates of deposit less than $100,000 .........         $ 6,637         $ 8,776         $20,253         $11,650         $47,316
Certificates of deposit of $100,00 or more .........             246             514             821           1,052           2,633
Public funds(1) ....................................             701             828             459              --           1,988
                                                             -------         -------         -------         -------         -------
Total certificates of deposit ......................         $ 7,584         $10,118         $21,533         $12,702         $51,937
                                                             =======         =======         =======         =======         =======

----------
(1)  Deposits from governmental and other public entities.

     Borrowings. Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return. In addition, the Association has relied upon borrowings for short-term liquidity needs.

     First Federal may obtain advances from the FHLB of Topeka upon the security of its capital stock in the FHLB of Topeka and certain of its mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At September 30, 1998, the Association had $30.1 million in FHLB advances outstanding.

     The following table sets forth the maximum month-end balance and average balance of the Association's FHLB advances and other borrowings at and for the dates indicated.

                                        At and for the Year Ended September 30,
                                       -----------------------------------------
                                        1998              1997            1996
                                       -------          -------          -------
                                                    (In Thousands)

Maximum Balance:
 FHLB advances ..............          $30,100          $25,000          $24,400

Average Balance:
 FHLB advances ..............          $26,492          $23,583          $19,133

     The following table sets forth certain information as to the Association's FHLB advances at the dates indicated.


                                                   September 30,
                                    -------------------------------------------
                                      1998             1997              1996
                                    -------           -------           -------
                                                  (In Thousands)

FHLB advances ............          $30,100           $23,700           $24,300

Weighted average interest
rate of FHLB advances ....            5.684%            5.930%            5.682%

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

     Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of First Federal were commenced as of July 1998 and October 1992, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require First Federal to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. First Federal's OTS assessment for the fiscal year ended September 30, 1998, was $35,577.

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

     First Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1998, First Federal's lending limit under this restriction was approximately $1.6 million. At September 30, 1998, the Association had no loans in excess of its loans-to-one-borrower limit.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At September 30, 1998, the Association did not have any intangible assets.

     The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital. At September 30, 1998, the Association had no subsidiaries.

     At September 30, 1998, First Federal had tangible capital of $10.5 million, or 8.54% of adjusted total assets, which is approximately $8.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At September 30, 1998, First Federal had no intangibles which were subject to these tests.

     At September 30, 1998, First Federal had core capital equal to $10.5 million, or 8.54% of adjusted total assets, which is $6.8 million above the minimum leverage ratio requirement of 3% in effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 1998, First Federal had no capital instruments that qualify as supplementary capital and $656,000 of general loss reserves, none of which was in excess of 1.25% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and non-residential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. First Federal had no such exclusions from capital and assets at September 30, 1998.

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

     On September 30, 1998, First Federal had total risk-based capital of $11.2 million (including $10.5 million in core capital and $656,000 in qualifying supplementary capital) and risk-weighted assets of $62.6 million; or total capital of 17.82% of risk-weighted assets. This amount was $6.1 million above the 8% requirement in effect on that date.

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

     Liquidity. All savings associations, including First Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Association includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources" in the Annual Report. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%. At September 30, 1998, First Federal was in compliance with this requirement, with a liquid asset ratio of 7.0%.

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

     Qualified Thrift Lender Test. All savings associations, including First Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 1998, First Federal met the test and has always met the test since its effectiveness. At September 30, 1998, First Federal's QTL percentage was 92.4%.

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

     The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Association may be required to devote additional funds for investment and lending in its local community. The Association was examined for CRA compliance in March 1998 and received a rating of satisfactory.

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

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 1998, First Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

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

     As a member, First Federal is required to purchase and maintain stock in the FHLB of Topeka. At September 30, 1998, First Federal had $1.6 million in FHLB stock, which was in compliance with this requirement. In past years, First Federal has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 6.67% and were 7.66% for fiscal year 1998.

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

     For the fiscal year ended September 30, 1998, dividends paid by the FHLB of Topeka to First Federal totaled $109,591, which constitute a $20,410 increase over the amount of dividends received in fiscal year 1997.

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

     Under the percentage of taxable income method, the percentage bad debt deduction could not exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equaled the amount by which 12% of the amount comprising savings accounts at year end exceeded the sum of surplus, undivided profits and reserves at the beginning of the year.

     In August 1996, legislation was enacted that repeals the above-described reserve method of accounting (including the percentage of taxable income method) used by many thrift institutions to calculate their bad debt reserve for federal income tax purposes. Thrift institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, First Federal must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period commencing with the year ended September 30, 1997. The legislation also requires thrift institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995.

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

     To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 1998, the Association's Excess for tax purposes totaled approximately $2.5 million.

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

     The Company has not been audited by the Internal Revenue Service for the last 10 years and has federal income tax returns which are open and subject to audit for the years 1995 through 1997. In the opinion of management, any examination of still open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Association.

     Kansas Taxation. The Company and Association file separate Kansas income and Kansas privilege tax returns on a fiscal year basis using the accrual method of accounting.

     Kansas law permits savings and loan associations to deduct from net income, a reserve established for the sole purpose of meeting or absorbing losses, in the amount of five percent of such net income determined without the benefit of such deduction, or, in the alternative, a reasonable addition to a reserve for losses based on past experiences. The Kansas privilege tax is computed on the basis of 4.5% of taxable income, plus 2.25% of taxable income in excess of $25,000 for tax years commencing prior to January 1, 1998. For years commencing on or after January 1, 1998 the Kansas privilege tax is computed on the basis of 2.5% of taxable income, plus 2.25% of taxable income in excess of $25,000.

     The Company has not been audited by the Kansas Department of Revenue for the last ten years and has Kansas privilege tax returns which are open and subject to audit for the years 1995 through 1997. In the opinion of management, any examination of such open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Company.

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

     The Association attracts all of its deposits, primarily from Montgomery County where the Association's offices are located; therefore, competition for those deposits is principally from commercial banks and credit unions located in the same communities. The Association competes for these deposits by offering a variety of deposit accounts at competitive rates and convenient business hours. The Association estimates its share of the savings market in its primary market area to be approximately 15%.

Executive Officers of the Company

     The following table sets forth certain information with respect to each of the executive officers of the Company.


       NAME             AGE(1)                   POSITION(S) HELD
       ----             ------                   ----------------
Larry G. Spencer          50        President and Chief Executive Officer

Gary L. Overfield         46        Senior Vice President and Secretary

James B. Mitchell         43        Vice President and Chief Financial Officer

----------
(1)    At September 30, 1998.

Executive Officers of the Association

     The following table sets forth certain information with respect to each of the executive officers of the Association.


       NAME             AGE(1)                      POSITION(S) HELD
       ----             ------                      ----------------

Larry G. Spencer          50       President and Chief Executive Officer
                                   and Director

Gary L. Overfield         46       Senior Vice President, and Secretary
                                   and Chief Loan Officer

Jim L. Clubine            45       Vice President and Asset Manager

James B. Mitchell         43       Vice President and Chief Financial Officer

----------
(1)  At September 30, 1998.

     Larry G. Spencer. Mr. Spencer is President and Chief Executive Officer of the Association. Mr. Spencer has been employed by First Federal since 1974 and has held a variety of positions including Executive Vice President. Mr. Spencer was promoted to his present position in 1990. Mr. Spencer received a degree in Business Administration from Pittsburg State University and served in the U.S. Army for three years. He has served on the board of the Chamber of Commerce, Main Street, the Independence Community College Endowment Association, Community Chest and Junior Achievement. He is presently a member of the board of Heartland Community Bankers, USD #446 Endowment Association, Independence Food Bank, and Independence Industries. He is also a member of the Rotary Club.

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

     Jim L. Clubine. Mr. Clubine is Vice President and Asset Manager, a position he has held since 1990. Prior to joining First Federal, he was employed as Branch Manager by MidAmerica Federal of Parsons, Kansas from 1979 to 1990. Mr. Clubine is a member of Independence Chamber of Commerce (Ambassador Club), Mercy Hospital Foundation Fund Raising Committee, Eisenhower Site Council team, Chairman of the Airport Advisory Board, Carnival Chairman for Neewolah, and a member of the Rotary Club. He was a previous Chairman of the March of Dimes and former board member for Chamber of Commerce, Community Chest and Junior Achievement. Mr. Clubine is a graduate of Kansas State University.

     James B. Mitchell. Mr. Mitchell is Vice President and Chief Financial Officer of the Association, a position he has held since March 1992. Prior to joining First Federal, he was employed by Eureka Savings Bank, Eureka, Kansas, in the capacity of Strategic Asset Manager from 1988 to 1991 and Chief Financial Officer from 1991 to 1992. From 1976 to 1988, Mr. Mitchell was Chief Financial Officer for Peoples Savings and Loan, Parsons, Kansas. He is presently a member of the board of Junior Achievement. Mr. Mitchell has an accounting degree from Pittsburg State University.

Employees

     At September 30, 1998, the Association had a total of 27 employees. The Association's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.  Description of Property

     The Company owns its offices located at Myrtle and Sixth in Independence, Kansas and McArthur and Eleventh in Coffeyville, Kansas. The total net book value of the Company's premises and equipment at September 30, 1998, was $1,300,400. Subsequent to the Merger/Conversion with The Neodesha Savings and Loan Association, FSA, the Company will own a branch office located at 801 Main Street, Neodesha, Kansas.

     First Federal established a loan production office in Lawrence, Kansas effective October 15, 1997. The office primarily originates construction loans in Lawrence and the surrounding area. Loan approvals are made at the Associations main office with disbursements and collections handled at the loan production office. The office is currently staffed with a loan originator and two processors.

     The Company maintains depositor and borrower customer files on an on-line basis with the FiServ Data Processing System, Milwaukee, Wisconsin. The net book value of the data processing and computer equipment utilized by the Company at September 30, 1998, was approximately $122,760.

Item 3.  Legal Proceedings

     First Federal is involved as plaintiff or defendant in various legal actions arising in the normal course of their business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing First Federal in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's results of operations. The Company was not involved in any legal proceedings at September 30, 1998.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1998.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     Page 34 and the inside back cover of the attached 1998 Annual Report to Stockholders is herein incorporated by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     Pages 4 through 14 of the attached 1998 Annual Report to Stockholders is herein incorporated by reference.

Item 7.  Financial Statements

     The following information appearing in the Company's Annual Report to Stockholders for the year ended September 30, 1998, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

                                                                       Pages in
                                                                        Annual
                     Annual Report Section                              Report
                     ---------------------                              ------

Report of Independent Certified Public Accountants.................         15

Consolidated Balance Sheets (September 30, 1998 and 1997)..........         16

Consolidated Statements of Earnings (For the Years Ended
September 30, 1998 and 1997).......................................         17

Consolidated Statements of Stockholders' Equity (For the
Years Ended September 30, 1998 and 1997)...........................         18

Consolidated Statements of Cash Flows (For the Years Ended
September 30, 1998 and 1997).......................................         19

Notes to Consolidated Financial Statements.........................   20 to 33

     With the exception of the aforementioned information in Part II of the Form 10-KSB, the Corporation's Annual Report to Stockholders for the year ended September 30, 1998 is not deemed filed as part of this Annual Report on Form 10-KSB.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

     Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of fiscal year.

Executive Officers

     Information regarding the business experience of the executive officers of the Company and the Association contained in Part I of this Form 10-KSB is incorporated herein by reference.

Item 10. Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

       99       Additional exhibits                                                 None

----------
* Filed as exhibits to the Company's Form S-1 registration statement filed on June 22, 1994 (File No. 33-64812) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

** Filed as an exhibit to the Company's Annual Report on Form 10-KSB filed on December 29, 1994 (File No. 0-22184) pursuant to the Securities Exchange Act of 1934.

*** See Note A of Notes to Consolidated Financial Statements in the Annual Report to Shareholders' attached hereto as Exhibit 13.


     (b) Reports on Form 8-K

     During the quarter ended September 30, 1998, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST INDEPENDENCE CORPORATION




Date:  December 29, 1998             By:    /s/ Larry G. Spencer
                                            ------------------------------------
                                            Larry G. Spencer, President, Chief
                                            Executive Officer and Director
                                            (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Larry G. Spencer                                             /s/ James B. Mitchell
----------------------------------------------                   --------------------------------------------
Larry G. Spencer, President, Chief Executive                     James B. Mitchell, Vice President and Chief
Officer, Officer and Director (Principal                         Financial Officer (Principal Financial and
Executive and  Operating Officer)                                Accounting Officer)

Date:  December 29, 1998                                         Date:  December 29, 1998



/s/ Donald E. Aitken                                             /s/ William T. NewKirk II
----------------------------------------------                   --------------------------------------------
Donald E. Aitken, Chairman of the Board                          William T. NewKirk II, Director

Date:  December 29, 1998                                         Date:  December 29, 1998



/s/ Harold L. Swearingen                                         /s/ John T. Updegraff
----------------------------------------------                   --------------------------------------------
Harold L. Swearingen, Director                                   John T. Updegraff, Director

Date:  December 29, 1998                                         Date:  December 29, 1998



/s/ Lavern W. Strecker                                           /s/ Joseph M. Smith
----------------------------------------------                   --------------------------------------------
Lavern W. Strecker, Director                                     Joseph M. Smith, Director

Date:  December 29, 1998                                         Date:  December 29, 1998

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