Form 10QSB
period 1998-12-31
FIRST INDEPENDENCE CORP /DE/
filed 1999-02-16
CIK 908486

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                        --------------------------------

                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________


                         Commission File Number 0-22184


                         FIRST INDEPENDENCE CORPORATION
---------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Delaware                                 36-3899950
--------------------------------        -----------------------------------
(State or other jurisdiction                  (I.R.S. Employer
    of incorporation or                        Identification or
       organization)                                number)


               Myrtle & Sixth Streets, Independence, Kansas 67301
---------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (316) 331-1660
---------------------------------------------------------------------------
                           (issuer's telephone number)


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

         As  of  February  12,  1999,   there  were  1,117,715   shares  of  the
Registrant's common stock outstanding.

                         FIRST INDEPENDENCE CORPORATION


                                      INDEX


PART I. FINANCIAL INFORMATION (unaudited)                          PAGE NO.

Item 1.  Consolidated Condensed Financial Statements

         Consolidated Condensed Balance Sheets as of
         December 31, 1998 and September 30, 1998                    3

         Consolidated Condensed Statements of Earnings
         for the Three Months Ended December 31, 1998
         and 1997                                                    4

         Consolidated Condensed Statements of Comprehensive
         Income for the Three Months Ended December 31,
         1998 and 1997                                               5

         Consolidated Condensed Statement of Stockholders'
         Equity for the Year Ended September 30, 1998 and
         Three Months Ended December 31, 1998                        6

         Consolidated Condensed Statements of Cash
         Flows for the Three Months Ended December 31,
         1998 and 1997                                               7

         Notes to Consolidated Condensed Financial
         Statements                                                  8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                 10

PART II. OTHER INFORMATION                                          18

         Signature Page                                             19


                          PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                            December 31,          September 30,
                                                                               1998                   1998
                                                                         ------------------     -----------------
                                                                                        (Unaudited)
ASSETS
Cash and due from banks                                                      $ 1,220,896             $ 474,406
Federal funds sold                                                             5,000,000                   ---
Other interest-earning deposits                                                  582,502               439,174
                                                                          -------------          -------------
  Cash and cash equivalents                                                    6,803,398               913,580
Investment securities held to maturity (fair value:
  September 30, 1998 - $5,004,700)                                                   ---             5,000,000
Investment securities available for sale                                       3,401,590             3,418,311
Mortgage-backed securities held to maturity (fair value:
  December 31, 1998 - $15,104,513;
  September 30, 1998 - $17,403,143)                                           15,084,442            17,274,238
Loans receivable, net                                                         97,161,631            93,684,258
Real estate acquired through foreclosure                                          77,973                71,596
Premises and equipment, net                                                    1,315,246             1,309,633
Federal Home Loan Bank Stock, at cost                                          1,749,500             1,574,000
Accrued interest receivable                                                      717,512               753,970
Other assets                                                                     383,881               337,008
                                                                           -------------         -------------
  Total assets                                                             $ 126,695,173         $ 124,336,594
                                                                           =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                                 $  81,907,067          $ 80,573,077
  Advances from borrowers for taxes and insurance                                404,627               745,520
  Advances from Federal Home Loan Bank                                        30,400,000            30,100,000
  Income taxes payable                                                           254,768               128,473
  Other accrued expenses and liabilities                                       1,403,139               690,483
                                                                           -------------         -------------
       Total liabilities                                                     114,369,601           112,237,553
Stockholders' equity
  Preferred stock, $.01 par value, 500,000
    shares authorized, none issued                                                   ---                   ---
  Common stock, $.01 par value, 2,500,000 shares authorized,
    1,498,392 shares issued                                                       14,984                14,984
  Additional paid-in capital                                                   7,257,736             7,239,207
  Retained earnings - substantially restricted                                10,254,988            10,077,091
  Unrealized gain on securities available for sale, net                           36,150                52,497
  Treasury stock at cost, 534,573 shares at December 31, 1998
    and 539,073 shares at September 30, 1998                                  (5,110,995)           (5,139,263)
  Required contributions for shares acquired by ESOP                            (127,291)             (145,475)
                                                                            -------------          -------------
      Total stockholders' equity                                              12,325,572            12,099,041
                                                                            -------------          -------------
      Total liabilities and stockholders' equity                           $ 126,695,173          $124,336,594
                                                                            =============          =============



---------------------------------
The accompanying notes are an integral part of these statements.


                          PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS


                                                                         Three Months Ended
                                                                            December 31,
                                                                     -------------------------------
                                                                         1998              1997
                                                                     --------------   --------------
            Interest income                                                     (Unaudited)
              Loans receivable                                        $1,940,637        $1,618,651
              Mortgage-backed securities                                 251,989           376,628
              Investment securities                                      119,805           100,673
              Other                                                       53,472            49,321
                                                                       ---------        ----------
                Total interest income                                  2,365,903         2,145,273
                                                                       ---------        ----------

            Interest expense
              Deposits                                                 1,011,737           956,688
              Borrowed funds                                             426,086           364,831
                                                                       ---------        -----------
                Total interest expense                                 1,437,823         1,321,519
                                                                       ---------        -----------

            Net interest income                                          928,080           823,754

            Provision for loan losses                                     15,000               ---
                                                                       ---------        ----------
            Net interest income after provision
              for loan losses                                            913,080           823,754


            Noninterest income
              Income (loss) from real estate operations                  (4,885)               698
              Other                                                      44,331             42,790
                                                                       --------         ----------
                Total noninterest income                                 39,446             43,488
                                                                       --------         ----------

            Noninterest expense
              Employee compensation and benefits                        294,013            313,223
              Occupancy and equipment                                     3,580             56,702
              Federal deposit insurance premiums                         11,839             11,797
              Data processing fees                                       60,918             41,606
              Other                                                     116,769            127,016
                                                                       --------         ----------
                Total noninterest expenses                              547,119            550,344
                                                                       --------         ----------
            Earnings before income taxes                                405,407            316,898
            Income tax expense                                          157,743            137,108
                                                                       --------         ----------

            Net earnings                                              $ 247,664         $  179,790
                                                                       =========        ==========

            Earnings per common share
              Basic                                                      $   .27           $   .19
                                                                          ======            ======
              Diluted                                                    $   .25           $   .18
                                                                          ======            ======
            Dividend per share                                           $ .0750           $ .0625
                                                                         =======           =======

---------------------------------
The accompanying notes are an integral part of these statements.


                          PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME




                                                                                          Three Months Ended
                                                                                             December 31,
                                                                                     -----------------------------
                                                                                        1998              1997
                                                                                     ------------    --------------
                                                                                              (Unaudited)
            Net Earnings                                                              $ 247,664        $ 179,790

            Other Comprehensive Income

              Unrealized gains (losses) on securities available for
                sale arising during the period, net of tax                              (16,347)           9,606
                                                                                      ---------         --------

            Comprehensive income                                                      $ 231,317         $ 189,396
                                                                                      =========         =========






                                                     FIRST INDEPENDENCE CORPORATION
                                       CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                              For The Three Months Ended December 31, 1998
                                                    and Year Ended September 30, 1998
                                                                 (Unaudited)

                                                                                       Required
                                                               Unrealized              Contribu-
                                                               Gain (Loss)              tion for  Unearned
                                        Additional            on Securities            Shares     Stock
                               Common    Paid-in   Retained   Available for  Treasury  Acquired   Compen-      Total
                               Stock     Capital   Earnings    Sale, Net      Stock    by ESOP    sation-RRP    Equity

Balance at October 1, 1997  $14,984   $7,122,744  $9,441,054   $15,112   $(4,802,767) $(218,212)  $(43,634)   $11,529,281

Net earnings                    ---          ---     901,420       ---           ---        ---        ---        901,420

Cash dividends of $.2875 per    ---          ---    (265,383)      ---           ---        ---        ---       (265,383)
share

Common stock options exercised  ---       (8,641)        ---       ---        40,061        ---        ---         31,420

Appreciation of securities
available for sale              ---         ---          ---    37,385           ---        ---        ---         37,385

ESOP loan repayments            ---         ---          ---       ---           ---     72,737        ---         72,737

Fair value adjustment on ESOP
  shares committed for release  ---      125,104         ---       ---           ---        ---        ---        125,104

Amortization of unearned stock
  compensation                  ---          ---         ---       ---           ---        ---     43,634         43,634

Purchase of 25,298 shares of
  treasury stock                 ---        ---          ---       ---      (376,557)       ---        ---       (376,557)
                           ---------   ---------     -------  --------    ----------    -------   --------

Balance at September
           30, 1998          14,984    7,239,207  10,077,091    52,497    (5,139,263)  (145,475)       ---     12,099,041

Net earnings                    ---          ---     247,664       ---           ---        ---        ---        247,664

Cash dividends of $.075 per     ---          ---     (69,767)         ---        ---       ---         ---        (69,767)
share

Common stock options exercised  ---         (424)        ---          ---     28,268       ---         ---         27,844

Decrease in unrealized gain on
  securities available for sale ---          ---         ---      (16,347)       ---       ---         ---        (16,347)

ESOP loan repayments            ---          ---         ---          ---        ---    18,184         ---         18,184

Fair value adjustment on ESOP
  shares committed for release  ---       18,953         ---          ---        ---                               18,953
                               -----     --------     --------      -----  --------- ---------    --------       --------


Balance at December
  31, 1998                  $14,984   $7,257,736 $10,254,988      $36,150$(5,110,995)$(127,291)        ---    $12,325,572
                            =======   ========== ===========      =======  ========= =========    ========    ===========

---------------------------------
The accompanying notes are an integral part of these statements.



                          PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                         Three Months Ended December 31,
                                                                     -----------------------------------------
                                                                          1998                       1997
                                                                     ---------------           ---------------
Cash flows from operating activities                                                (Unaudited)
  Net Earnings                                                           247,664                  179,790

  Adjustments to reconcile net earnings to net cash
    provided by operating activities
      Depreciation                                                        28,235                   26,876
      Amortization of premiums and discounts on investments
        and mortgage-backed securities                                    14,496                   19,360
      Amortization of deferred loan origination fees                     (59,690)                 (14,886)
      Amortization of expense related to employee
        benefit plans                                                     37,138                   62,946
      Provision for losses on loans                                       15,000                      ---
      Net gain on sale of real estate acquired
        through foreclosure                                                  ---                     (916)
      Increase (decrease) in cash due to changes in
        Accrued interest receivable                                       36,458                  (33,795)
        Other assets                                                     (62,270)                  26,454
        Accrued expenses and other liabilities                           711,465                1,008,162
        Income taxes payable                                             152,901                  127,878
                                                                     -----------              -----------
          Net cash provided by operating activities                    1,121,397                1,401,869

Cash flows from investing activities
    Proceeds from maturities and repayment of securities
      Available for sale                                                     ---                  203,642
      Held to maturity                                                 7,170,573                4,383,085
    Purchase of securities
      Available for sale                                                (180,419)                 (33,044)
    Net increase in loans                                             (3,445,259)              (6,876,980)
    Capital expenditures                                                 (33,848)                 (62,761)
    Proceeds from sale of real estate acquired through
      foreclosure                                                          6,200                      853
                                                                     -----------              -----------
        Net cash provided by (used in) investing activities            3,517,247               (2,385,205)

Cash flows from financing activities
    Net increase (decrease) in deposits                                1,333,990                 (109,806)
    Net decrease in advances from borrowers
      for taxes and insurance                                           (340,893)                (292,371)
    Advances from Federal Home Loan Bank                               6,700,000                5,500,000
    Repayment of Federal Home Loan Bank advances                      (6,400,000)              (4,900,000)
    Cash dividends paid                                                  (69,767)                 (58,418)
    Purchase of treasury stock                                               ---                 (364,437)
    Stock options exercised                                               27,844                      800
                                                                     -----------              -----------
      Net cash provided by (used in) financing activities              1,251,174                 (224,232)
                                                                     -----------              ------------
Net increase (decrease) in cash and cash equivalents                   5,889,818               (1,207,568)
Cash and cash equivalents at beginning of period                         913,580                3,151,227
                                                                     -----------               -----------
Cash and cash equivalents at end of period                           $ 6,803,398              $ 1,943,659
                                                                     ===========              ===========

---------------------------------
The accompanying notes are an integral part of these statements.


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

         In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial condition of First Independence Corporation as of December 31, 1998, and the results of operations and cash flows for all interim periods presented.

         Operating results for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999.

(2)      Earnings Per Share of Common Stock

         Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding. Stock options are considered common share equivalents. Common shares outstanding exclude unallocated and uncommitted shares held by the ESOP trust.

(3)      Merger Conversion with Neodesha Savings and Loan Association

         On January 6, 1999 the Board of Directors of First Independence Corporation, parent of First Federal Savings and Loan Association of Independence ("First Federal"), and The Neodesha Savings and Loan Association, FSA ("Neodesha"), announced the completion of Neodesha's conversion from a federally-chartered mutual savings and loan association to a federally-chartered stock savings and loan association and its simultaneous merger with First Independence's subsidiary, First Federal Savings and Loan Association of Independence. Total assets of Neodesha approximated $14.0 million at December 31, 1998. In connection with the Merger Conversion, First Independence sold 150,896 shares of its Common Stock at the discounted price of $9.42 per share. The transaction will be accounted for under the purchase method of accounting for business combinations.

(4)      Regulatory Capital Requirements

         Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), as implemented by rules promulgated by the Office of Thrift Supervision, savings institutions must meet the following separate minimum capital-to-asset requirements. The table below summarizes, as of December 31, 1998, the capital requirements applicable to First Federal Savings and Loan Association of Independence ("the Association") and its actual capital ratios. For purposes of calculating regulatory capital, adjustments required by Statement of Financial Accounting Standards No. 115 are not taken into account. As of December 31, 1998, the Association exceeded all current regulatory capital standards.

                                                                                               To be well capitalized
                                                                                                         under
                                                                            For capital              prompt corrective
                                                  Actual                 adequacy purposes           action provisions
                                          ------------------------    -------------------------   -------------------------
                                            Amount         Ratio        Amount         Ratio        Amount         Ratio
                                          ------------    --------    ------------    ---------   ------------    ---------
                                                                       (Dollars in Thousands)

Total risk-based capital                      $11,423      19.16%        $4,769          >8.0%       $5,962         >10.0%
                                                                                         -                          -
Tier 1 risk-based capital                      10,753      18.04          2,385          >4.0         3,577         > 6.0
                                                                                         -                          -
Tier 1 (core) capital                          10,753       8.58          3,761          >3.0         6,268         > 5.0
                                                                                         -                          -
Tangible capital                               10,753       8.58          1,880          >1.5           ---           ---
                                                                                         -


(5)      Supplemental Disclosure of Cash Flow Information

                                                                               Three months ended December 31,
                                                                                 1998                  1997
         Cash paid for:
           Interest                                                           $1,436,941            $1,347,815
           Income taxes                                                            4,842                 9,230

         Noncash investing and financing activities:
           Transfer from loans to real estate
             acquired through foreclosure                                         38,405                56,574
           Issuance of loans receivable in connection
             with the sale of real estate acquired
             through foreclosure                                                  24,800                   ---


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

Financial Condition

         The Company's total assets increased $2.4 million, or 1.90%, from $124.3 million at September 30, 1998 to $126.7 million at December 31, 1998. This increase was primarily due to increases in cash and cash equivalents of $5.9 million, net loans receivable of $3.5 million and Federal Home Loan Bank Stock of $200,000. These increases in assets, along with a reduction in advanced payments by borrowers' for taxes and insurance of $300,000, were funded by increases in savings deposits of $1.3 million, other accrued expenses and liabilities of $700,000, advances from the Federal Home Loan Bank of Topeka of $300,000, and the redeployment of funds received from decreases in investment securities of $5.0 million and mortgage-backed securities of $2.2 million.

         Loans receivable increased $3.5 million from $93.7 million at September 30, 1998, to $97.2 million at December 31, 1998. The increase was primarily due to construction loan originations at the Company's loan production office in Lawrence, Kansas. These construction loans generally have terms of nine months or less and interest rates tied to the prime rate plus a margin. To a lesser extent, the increase was due to originations in the Company's market area consisting primarily of 15- and 30-year fixed-rate loans, mortgage loans with a fixed rate for the first three years of the loan term that automatically convert to one-year adjustable rate loans during the fourth year of the loan term, and, to a lesser extent, one-year adjustable rate mortgages.

         Total deposits increased $1.3 million from $80.6 million at September 30, 1998, to $81.9 million at December 31, 1998. Deposits increased primarily as a result of public units depositing short-term funds into the "Platinum" money fund account and new accounts opened at the Coffeyville, Kansas branch office. The "Platinum" money fund account offers tiered rates on a limited transaction account with the highest rate paid on balances of $50,000 and above. Management feels the "Platinum" money fund provides a lower risk, insured alternative for deposit customers considering higher risk investments in order to get higher yields than money market accounts.

         Total borrowed funds increased $300,000 from $30.1 million at September 30, 1998 to $30.4 million at December 31, 1998. The increase was from advances obtained from the Federal Home Loan Bank of Topeka. The FHLB advances allowed the Association to invest the funds borrowed in loans receivable at a positive spread.

         Total stockholders' equity increased $227,000 from $12.1 million at September 30, 1998 to $12.3 million at December 31, 1998. The increase was primarily due to the Company's net earnings from operations of $248,000, common stock options exercised of $28,000, fair value adjustment of $19,000 on ESOP shares committed for release, and the repayment of employee stock ownership debt of $18,000. These increases were partially offset by dividends of $70,000 paid to stockholders and a decrease in the unrealized gains on securities available for sale of $16,000.

Non-performing Assets


         The ratio of non-performing  assets to total assets is one indicator of the  Company's  exposure to credit  risk.  Non-performing  assets of the Company consist  of  non-accruing  loans,  accruing  loans  delinquent  90 days or more, troubled debt restructurings,  and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu  of  foreclosure.  At December 31, 1998,
non-performing  assets  were  approximately  $1,525,000,   which  represents  an
increase of $200,000,  or 15.1%, as compared to September 30, 1998. The ratio of non-performing assets to total assets at December 31, 1998 was 1.20% compared to
1.07% at September 30, 1998. A summary of  non-performing  assets by category is set forth in the following table:

                                                         December 31,             September 30,
                                                             1998                     1998
                                                       ------------------       -----------------
                                                                  (Dollars In Thousands)

Non-Accruing Loans                                          $1,292                     $335
Accruing Loans Delinquent 90 Days or More                      155                      918
Foreclosed Assets                                               78                       72
                                                            ------                   ------
Total Non-Performing Assets                                 $1,525                   $1,325
                                                            ======                   ======
Total Non-Performing Assets as a
   Percentage of Total Assets                                 1.20%                    1.07%
                                                              ====                     ====


         Included in non-accruing loans at December 31, 1998, were twenty loans totaling $1,104,000 secured by one- to four-family real estate, two loans totaling $143,000 secured by non-residential real estate and five consumer loans totaling $45,000. All non-accruing loans at December 31, 1998, were located in the Company's primary market area. At December 31, 1998, accruing loans delinquent 90 days or more included three loans totaling $155,000 secured by one- to four-family real estate. At December 31, 1998, all of the Company's accruing loans delinquent 90 days or more were secured by real estate located in the Company's primary market area. At December 31, 1998, the Company's real estate acquired through foreclosure consisted of three single family residences located in the Company's primary market area. The properties have a carrying value of $78,000 and are currently offered for sale.

       Management has taken into account its non-performing assets and the composition of the loan portfolio in establishing its allowance for loan losses.

The allowance for loan losses totaled $670,000 at December 31, 1998, which represented a $14,000 increase from the allowance for loan losses at September 30, 1998. The ratio of the allowance for loan losses as a percent of total loans decreased from .70% at September 30, 1998 to .69% at December 31, 1998, primarily due to the increase in total loans receivable at December 31, 1998. The allowance for loan losses as a percent of non-performing loans decreased from 52.3% at September 30, 1998 to 46.3% at December 31, 1998, due to the increase in non-performing loans at December 31, 1998. At December 31, 1998, the Company's non-performing loans were comprised primarily of one- to four-family residential loans.

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

Results of Operations - Comparison of Three Months Ended December 31, 1998 and December 31, 1997

         General. Net earnings for the three months ended December 31, 1998 were $248,000 as compared to $180,000 for the three months ended December 31, 1997, resulting in an increase of $68,000, or 37.8%. The increase in net earnings was primarily due to an increase of $104,000 in net interest income. This increase was partially offset by a $21,000 increase in income tax expense and a $15,000 increase in provision for loan losses.

         Net Interest Income. Net interest income increased $105,000, or 12.7%, for the three months ended December 31, 1998 as compared to the three months ended December 31, 1997. This increase was due primarily to an increase in interest income of $221,000, or 10.3%, offset partially by an increase in interest expense of $116,000, or 8.8%. Interest income increased primarily due to a $13.4 million increase in average interest-earning assets, partially offset by a 13 basis point decrease in yield on interest-earning assets. Interest expense increased primarily due to a $13.6 million increase in average interest-bearing liabilities, partially offset by a 22 basis point decrease in the average rate paid on interest-bearing liabilities.

         Interest Income. Interest income for the quarter ended December 31, 1998, increased to $2.4 million from $2.1 million for the quarter ended December 31, 1997. This increase resulted primarily from a $13.4 million increase in the average outstanding balance of interest-earning assets (due to the increase in the average balance of loans receivable and investment securities financed with borrowings from the Federal Home Loan Bank of Topeka, a decrease in mortgage-backed securities and increased savings deposits) during the three months ended December 31, 1998, as compared to the three months ended December 31, 1997. These increases were partially offset by a decrease in the average yield on interest-earning assets. The average yield on interest-earning assets decreased by 13 basis points to 7.65% during the first quarter of fiscal 1999, from 7.78% during the first quarter of fiscal 1998. This decrease was caused primarily by a decrease in yield on the Company's loans receivable from 8.20% to 8.07% due to new loans being originated at lower, current rates than those adjusting in the loan portfolio.

         Interest Expense. Interest expense for the quarter ended December 31, 1998, increased by $116,000 to $1.4 million as compared to $1.3 million for the quarter ended December 31, 1997. This increase was primarily the result of a $13.6 million increase in the average outstanding balance of interest-bearing liabilities during the three months ended December 31, 1998 as compared to the three months ended December 31, 1997. This increase was partially offset by a 22 basis point decrease in the average interest rate paid on interest-bearing liabilities, caused by a decrease in interest rates on Federal Home Loan Bank advances and demand and NOW deposits. The increase in interest-bearing liabilities was primarily due to a $7.7 million increase in the average outstanding amount of advances obtained from the Federal Home Loan Bank of Topeka and a $5.8 million increase in the average outstanding amount of deposits. The advances were used by the Company to invest in loans receivable at a positive spread over the term of the advances.

         Provision for Loan Losses. The provision for loan losses represents a charge to earnings to maintain the allowance for loan losses at a level management believes is adequate to absorb potential losses in the loan portfolio. The provision for loan losses amounted to $15,000 for the three months ended December 31, 1998 as compared to no provision for the same period in 1997. Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at December 31, 1998, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

         Non-interest Income. Non-interest income decreased $4,000 to $39,000 during the three months ended December 31, 1998 as compared to $43,000 for the three months ended December 31, 1997. The decrease was primarily due to a decrease of $6,000 in income from real estate operations for the three months ended December 31, 1998 as compared to the three months ended December 31, 1997. Recurring non-interest income generally consists of servicing fees as well as deposit and other types of fees. Non-interest income levels are anticipated to remain stable in the future due to the small number of checking accounts held by the Company.

         Non-interest Expense. Total non-interest expense decreased to $547,000 for the three months ended December 31, 1998 from $550,000 for the three months ended December 31, 1997, a decrease of $3,000, or 0.6%. The decrease was due primarily to decreases in compensation and employee benefits of $19,000 and other expenses of $10,000. These decreases were partially offset by increases in data processing fees of $19,000 and occupancy and equipment of $7,000. The decrease in compensation expense was primarily due to the decrease in the Company's stock price and its impact on the Company's ESOP expense. Data processing expenses increased due to increased account volumes at the Coffeyville branch and processing price increases.

         Income Tax Expense. Income tax expense was $158,000 for the quarter ended December 31, 1998 compared to $137,000 for the quarter ended December 31, 1997, an increase of $21,000. This increase was primarily due to an increase in pre-tax earnings during the 1998 period as compared to the 1997 period. The Company's effective tax rates were 38.9% and 43.3% for the three months ended

December 31, 1998 and December 31, 1997, respectively. Rates exceed effective combined federal and state statutory rates of 38% due primarily to compensation expense associated with the ESOP, of which a portion is not deductible for income tax purposes. The amount of compensation expense associated with the ESOP was greater during the 1997 period than the 1998 period, accounting for the higher effective tax rate during the 1997 period.

         Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank of Topeka advances and funds provided by operations. While scheduled loan and mortgage-backed security repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. Current Office of Thrift Supervision ("OTS") regulations require the Association to maintain cash and eligible investments in an amount equal to at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which the Association may rely if necessary to fund deposit withdrawals and other short-term funding needs. As of December 31, 1998, the Association's liquidity ratio was 6.83% as compared to 7.01% at September 30, 1998. These ratios exceeded the minimum regulatory liquidity requirements on both dates.

         The Company uses its capital resources principally to meet its ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At December 31, 1998, the Company had commitments to originate loans totaling $1,066,000. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

         Regulatory  standards impose the following capital  requirements on the
Association: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of December 31, 1998, the Association exceeded all fully phased-in regulatory capital standards.

         At December 31, 1998, the Association's tangible capital was $10.8 million, or 8.58% of adjusted total assets, which is in excess of the 1.5% requirement by $8.9 million. In addition, at December 31, 1998, the Association had core capital of $10.8 million, or 8.58% of adjusted total assets, which exceeds the 3% requirement by $7.0 million. The Association had risk-based capital of $11.4 million at December 31, 1998, or 19.16% of risk-adjusted assets, which exceeds the 8.0% risk-based capital requirements by $6.7 million.

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

Year 2000 Compliance Issues

       The year 2000 ("Y2K") issue confronting the Company and its suppliers, customers' suppliers and competitors centers on the inability of computer systems to recognize the year 2000. Many existing computer programs and systems originally were programmed with six digit dates that provided only two digits to identify the calendar year in the date field. With the impending new millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000.

       The Board of Directors and management view the year 2000-date (Y2K) issue as a potentially serious interruption to the conduct of our day to day operations. To alleviate this potential interruption, the Company has established a year 2000 Committee to assess the risk of potential problems that might arise from the failures of computer programming to recognize the year 2000 and to develop a plan to mitigate any such risk. This committee reports to the Board at least quarterly about the status and progress of our Y2K plan.

       Our Y2K action plan covers five areas; awareness of the problem, inventory & assessment of hardware and software for Y2K problems, renovation of necessary systems, validation of testing plans and implementation of system changes. At the time of this report we have completed the first three steps of the plan and are working on the last two steps. We anticipate that we will be through the testing phase by the first quarter of 1999 and will have implementation completed by the middle of 1999. Our major Y2K system critical function lies with our third party data processing service bureau, Fi-Serv. Fi-Serv is working closely with their clients and they have advised us that they will be Y2K compliant before the middle of the 1999 deadline.

       The Company is expensing all costs associated with training and software as those costs are incurred, and such costs are being funded through operating cash flows. Hardware cost will be capitalized and expensed under our fixed asset guidelines. The total cost of the Y2K conversion project for the Company is estimated to be $110,000. Expenses of approximately $70,000 were incurred and expensed by the Company through December 31, 1998. The Company does not expect significant increases in future data processing costs relating to Y2K compliance. While we believe this amount will be sufficient to complete the requirements of becoming Y2K compliant, it is an estimate. As such, we will review our budget monthly to help ensure that we have allocated sufficient resources to this project. Any deviations to the preliminary budget will be reported to the Board of Directors.

       During the assessment phase, the Company began to develop back-up or contingency plans for each of its mission critical systems. Virtually all of the Company's mission critical systems are dependent upon third party vendors or service providers, therefore, contingency plans include selecting a new vendor or service provider and converting to their system. In the event a current vendor's system fails during the validation phase and it is determined that the vendor is unable or unwilling to correct the failure, the Company will convert to a new system from a pre-selected list of prospective vendors. In each case, realistic trigger dates have been established to allow for orderly and successful conversions. For some systems, contingency plans consist of using spreadsheet software or reverting to manual systems until system problems can be corrected.

       The impact on the Company for Y2K risk are many and include, but are not limited to, the risk of insufficient liquidity, communication loss, power loss and the inability to process customer data. The potential impact to the profitability of the Company related to these risks and those not yet identified cannot be measured or known at this time.

                           Part II - Other Information


Item 1 - Legal Proceedings

         Not applicable.

Item 2 - Changes in Securities

         Not applicable.

Item 3 - Defaults upon Senior Securities

         Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders (the "Meeting") of First Independence Corporation was held on January 27, 1999. The matters approved by shareholders at the Meeting and the number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below:


                       PROPOSAL                                               NUMBER OF VOTES

                                                                                                       Broker
                                                               For               Withheld             Non-Votes
                                                         -----------------   ------------------   ------------------
                                                         -----------------   ------------------   ------------------
Election of the following directors for the terms indicated:

Lavern W. Strecker (three years)                               900,156                ---                    ---
Robert A. Johnson (three years)                                899,156              1,000                    ---


                                                                                                         Broker
                                                             For          Against         Abstain       Non-Votes
                                                         -------------  -------------  -------------- --------------
                                                         -------------  -------------  -------------- --------------
Ratification of Grant Thornton LLP
as auditors for the fiscal year ending September 30,
1999                                                        881,156        19,000             ---            ---



Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

        (a)      Exhibits - Exhibit 27 - Financial Data Schedule

        (b)      Reports on Form 8-K - none

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              FIRST INDEPENDENCE CORPORATION
                                              Registrant




Date:    February 12, 1999                    /s/Larry G. Spencer
                                              ----------------------------------
                                              Larry G. Spencer
                                              President and Chief Executive
                                              Officer


Date:    February 12, 1999                    /s/James B. Mitchell
                                              ----------------------------------
                                              James B. Mitchell
                                              Vice President and Chief Financial
                                              Accounting Officer