Form 10QSB
period 1999-03-31
FIRST INDEPENDENCE CORP /DE/
filed 1999-05-14
CIK 908486

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                        --------------------------------

                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________


                         Commission File Number 0-22184


                         FIRST INDEPENDENCE CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Delaware                                   36-3899950
 -----------------------------------            ------------------------
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

     As of May 12, 1999, there were 1,061,830 shares of the Registrant's common stock outstanding.

                         FIRST INDEPENDENCE CORPORATION


                                      INDEX


PART I.  FINANCIAL INFORMATION (unaudited)                              PAGE NO.

Item 1.  Consolidated Condensed Financial Statements

                  Consolidated Condensed Balance Sheets as of
                  March 31, 1999 and September 30, 1998                       3

                  Consolidated Condensed Statements of Earnings
                  for the Three and Six Months Ended March 31,
                  1999 and 1998                                               4

                  Consolidated Condensed Statements of Comprehensive
                  Income for the Three and Six Months Ended
                  March 31, 1999 and 1998                                     5

                  Consolidated Condensed Statement of Stockholders'
                  Equity for the Year Ended September 30, 1998 and
                  Six Months Ended March 31, 1999                             6

                  Consolidated Condensed Statements of Cash
                  Flows for the Six Months Ended March 31,
                  1999 and 1998                                               7

                  Notes to Consolidated Condensed Financial
                  Statements                                                  8

Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                 10

PART II. OTHER INFORMATION                                                   19

                  Signature Page                                             20


                                                     PART I: FINANCIAL INFORMATION
                                                    FIRST INDEPENDENCE CORPORATION
                                                 CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                  March 31,           September 30,
                                                                    1999                   1998
                                                               -----------------     -----------------
                                                                               (Unaudited)
ASSETS
Cash and due from banks                                           $ 1,025,931             $ 474,406
Federal funds sold                                                  8,700,000                   ---
Other interest-earning deposits                                     1,389,430               439,174
                                                                 ------------         -------------
  Cash and cash equivalents                                        11,115,361               913,580
Investment securities held to maturity (fair value:
  March 31, 1999 - $2,632,324;
  September 30, 1998 - $5,004,700)                                  2,619,984             5,000,000
Investment securities available for sale                            2,027,200             3,418,311
Mortgage-backed securities held to maturity (fair value:
  March 31, 1999 - $12,968,906;
  September 30, 1998 - $17,403,143)                                12,965,248            17,274,238
Loans receivable, net                                             107,661,954            93,684,258
Real estate acquired through foreclosure                              129,356                71,596
Premises and equipment, net                                         1,297,252             1,309,633
Federal Home Loan Bank Stock, at cost                               1,885,000             1,574,000
Accrued interest receivable                                           829,507               753,970
Other assets                                                           98,304               337,008
                                                                -------------         -------------
  Total assets                                                  $ 140,629,166         $ 124,336,594
                                                                =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                        $95,044,692           $80,573,077
  Advances from borrowers for taxes and insurance                     803,894               745,520
  Advances from Federal Home Loan Bank                             30,400,000            30,100,000
  Income taxes payable                                                 60,859               128,473
  Other accrued expenses and liabilities                            1,231,453               690,483
                                                                -------------         -------------
       Total liabilities                                          127,540,898           112,237,553
Stockholders' equity
  Preferred stock, $.01 par value, 500,000
    shares authorized, none issued                                        ---                   ---
  Common stock, $.01 par value, 2,500,000 shares authorized,
    1,649,288 shares issued March 31, 1999; 1,498,392 shares
    issued September 30, 1998                                          16,493                14,984
  Additional paid-in capital                                        8,091,702             7,239,207
  Retained earnings - substantially restricted                     10,439,014            10,077,091
  Accumulated other comprehensive income                               20,070                52,497
  Treasury stock at cost, 544,873 shares at March 31, 1999
    and 539,073 shares at September 30, 1998                       (5,232,807)           (5,139,263)
  Required contributions for shares acquired by ESOP                 (246,204)             (145,475)
                                                                -------------         -------------
      Total stockholders' equity                                   13,088,268            12,099,041
                                                                -------------         -------------
      Total liabilities and stockholders' equity                $ 140,629,166         $ 124,336,594
                                                                =============         =============



---------------------------------

The accompanying notes are an integral part of these statements.



                                                     PART I: FINANCIAL INFORMATION
                                                    FIRST INDEPENDENCE CORPORATION
                                             CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS


                                                                  Three Months Ended                    Six Months Ended
                                                                      March 31,                            March 31,
                                                            -------------------------------      --------------------------------
                                                                1999              1998               1999              1998
                                                            --------------    -------------      --------------    --------------
                                                                       (Unaudited)                         (Unaudited)
Interest income
  Loans receivable                                           $2,161,234         $1,713,833        $4,101,871         $3,332,484
  Mortgage-backed securities                                    210,410            352,215           462,399            728,843
  Investment securities                                          74,759             99,303           194,564            199,976
  Other                                                         134,146             66,184           187,618            115,505
                                                             ----------          ---------        ----------         ----------
    Total interest income                                     2,580,549          2,231,535         4,946,452          4,376,808
                                                             ----------          ---------        ----------         ----------

Interest expense
  Deposits                                                    1,114,225            987,469         2,125,962          1,944,157
  Borrowed funds                                                406,883            370,617           832,969            735,448
                                                             ----------         ----------        ----------         ----------
    Total interest expense                                    1,521,108          1,358,086         2,958,931          2,679,605
                                                             ----------         ----------        ----------         ----------

Net interest income                                           1,059,441            873,449         1,987,521          1,697,203

Provision for loan losses                                        15,000                ---            30,000                ---
                                                             ----------         ----------        ----------         ----------

Net interest income after provision
  for loan losses                                             1,044,441            873,449         1,957,521          1,697,203

Noninterest income
  Income (loss) from real estate operations                       7,566             (1,701)            2,681             (1,003)
  Other                                                         105,056             49,221           149,387            114,025
                                                             ----------         ----------        ----------         ----------
    Total noninterest income                                    112,622             47,520           152,068            113,022
                                                             ----------         ----------        ----------         ----------

Noninterest expense
  Employee compensation and benefits                            393,801            324,740           687,814            659,977
  Occupancy and equipment                                        70,996             60,975           134,576            117,677
  Federal deposit insurance premiums                             14,035             12,034            25,874             23,831
  Data processing fees                                           66,306             48,571           127,224             90,177
  Other                                                         166,162            128,220           282,931            255,236
                                                             ----------         ----------        ----------         ----------
    Total noninterest expenses                                  711,300            574,540         1,258,419          1,146,898
                                                             ----------         ----------        ----------         ----------

Earnings before income taxes                                    445,763            346,429           851,170            663,327

Income tax expense                                              167,485            150,983           325,228            288,091
                                                             ----------         ----------        ----------         ----------

Net earnings                                                   $278,278           $195,446          $525,942           $375,236
                                                               ========         ==========        ==========           ========

Earnings per common share
  Basic                                                          $  .26             $  .21            $  .53             $  .41
                                                                 ======             ======            ======             ======
  Diluted                                                        $  .25             $  .20            $  .50             $  .38
                                                                 ======             ======            ======             ======

Dividends per share                                             $ .0875            $ .0750           $ .1625            $ .1375
                                                                =======            =======           =======            =======

Weighted average shares outstanding
  Basic                                                       1,061,724            916,065           997,749            924,407
                                                             ==========         ==========        ==========         ==========
  Diluted                                                     1,113,919            987,257         1,049,943            995,600
                                                             ==========         ==========        ==========         ==========

------------------------------

The accompanying notes are an integral part of these statements.


                                                     PART I: FINANCIAL INFORMATION
                                                    FIRST INDEPENDENCE CORPORATION
                                       CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME


                                                                  Three Months Ended                    Six Months Ended
                                                                      March 31,                            March 31,
                                                            -------------------------------      -------------------------------
                                                                1999              1998               1999              1998
                                                            --------------    --------------     --------------    --------------
                                                                       (Unaudited)                         (Unaudited)

Net Earnings                                                  $ 278,278         $ 195,446         $ 525,942            $ 375,236

Other Comprehensive Income
  Unrealized gains (losses) on securities
    available for sale arising during the
    period, net of tax                                          (16,080)           (4,763)          (32,427)               4,843
                                                              ---------         ---------         ---------            ---------

Comprehensive income                                          $ 262,198         $ 190,683         $ 493,515            $ 380,079
                                                              =========         =========         =========            =========

------------------------------

The accompanying notes are an integral part of these statements.




                                                    FIRST INDEPENDENCE CORPORATION
                                       CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                                For The Six Months Ended March 31, 1999
                                                   and Year Ended September 30, 1998
                                                              (Unaudited)

                                                                                                  Required
                                                                                                  Contribu-
                                                                     Accumulated                  tion for   Unearned
                                           Additional                   Other                      Shares     Stock
                                 Common     Paid-in     Retained    Comprehensive  Treasury       Acquired    Compen-      Total
                                  Stock     Capital     Earnings        Income       Stock         by ESOP  sation-RRP     Equity
                                -------   ----------   ----------   ------------- ------------  ----------- ----------  ------------

Balance at October 1, 1997      $14,984   $7,122,744   $9,441,054     $15,112     $(4,802,767)  $(218,212)  $(43,634)   $11,529,281

Net earnings                        ---          ---      901,420         ---             ---         ---        ---        901,420

Cash dividends of $.2875
 per share                          ---          ---     (265,383)        ---             ---         ---        ---       (265,383)

Common stock options
 exercised                          ---       (8,641)         ---         ---          40,061         ---        ---         31,420

Appreciation of securities
available for sale                  ---          ---          ---      37,385             ---         ---        ---         37,385


ESOP loan repayments                ---          ---          ---         ---             ---      72,737        ---         72,737

Fair value adjustment
 on ESOP shares committed
 for release                        ---      125,104          ---         ---             ---         ---        ---        125,104

Amortization of unearned
 stock compensation                 ---          ---          ---         ---             ---         ---     43,634         43,634

Purchase of 25,298 shares
 of treasury stock                  ---          ---          ---         ---        (376,557)        ---        ---       (376,557)
                                -------   ----------   ----------    --------     -----------    --------   --------     ----------

Balance at September 30,
 1998                            14,984    7,239,207   10,077,091      52,497      (5,139,263)   (145,475)       ---     12,099,041

Net earnings                        ---         ---       525,942         ---             ---         ---        ---        525,942


Cash dividends of $.1625
 per share                          ---         ---      (164,019)        ---             ---         ---        ---       (164,019)


Issuance of 150,896 shares
 of common stock                  1,509     817,968           ---         ---             ---    (142,176)       ---        677,301

Common stock options
 exercised                          ---      (3,987)          ---         ---          46,831         ---        ---         42,844

Decrease in unrealized gain on
  securities available for sale     ---         ---           ---     (32,427)            ---         ---        ---        (32,427)

ESOP loan repayments                ---         ---           ---         ---             ---      41,447        ---         41,447

Fair value adjustment on ESOP
  shares committed for release      ---      38,514           ---         ---             ---         ---        ---
                                                                                                                             38,514
Purchase of 13,300 shares of
  treasury stock                    ---         ---           ---         ---        (140,375)        ---        ---       (140,375)
                                -------    --------   -----------    --------     -----------   ---------   --------    -----------

Balance at March 31, 1999       $16,493   $8,091,702  $10,439,014     $20,070     $(5,232,807)  $(246,204)       ---    $13,088,268
                                =======   ==========  ===========     =======     ===========   =========   ========    ===========


---------------------------------

The accompanying notes are an integral part of these statements.



                                                     PART I: FINANCIAL INFORMATION
                                                    FIRST INDEPENDENCE CORPORATION
                                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                            Six Months Ended March 31,
                                                                      -------------------------------------
                                                                           1999                   1998
                                                                      ---------------       ---------------
                                                                                    (Unaudited)

Cash flows from operating activities
  Net Earnings                                                          $   525,942          $   375,236
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
      Depreciation                                                           56,013               52,893
      Amortization of premiums and discounts on investments
        and mortgage-backed securities                                       31,535               37,309
      Amortization of deferred loan origination fees                       (104,374)             (74,853)
      Amortization of expense related to employee
        benefit plans                                                        79,961              126,452
      Provision for losses on loans                                          30,000                  ---
      Net gain on sale of real estate acquired
        through foreclosure                                                 (13,057)              (2,499)
      Increase (decrease) in cash due to changes in
        Accrued interest receivable                                          20,962              (24,377)
        Other assets                                                        292,219              (67,281)
        Accrued expenses and other liabilities                             (314,520)             278,345
        Income taxes payable                                                (50,669)             139,268
                                                                        -----------          -----------
          Net cash provided by operating activities                         554,012              840,493

Cash flows from investing activities
    Proceeds from maturities and repayment of securities
      Available for sale                                                    355,053            1,466,371
      Held to maturity                                                   10,869,379            5,576,007
    Purchase of securities
      Available for sale                                                   (215,852)             (63,705)
      Held to maturity                                                   (1,000,000)          (5,000,000)
    Net increase in loans                                                (5,044,065)         (10,631,244)
    Capital expenditures                                                    (43,632)             (63,162)
    Proceeds from sale of real estate acquired through
      foreclosure                                                            58,825                  174
    Cash acquired in acquisition                                          2,114,968                  ---
                                                                        -----------          -----------
        Net cash provided by (used in) investing activities               7,094,676           (8,715,559)

Cash flows from financing activities
    Net increase in deposits                                              1,800,602            7,942,679
    Net increase in advances from borrowers
      for taxes and insurance                                                36,740               40,007
    Advances from Federal Home Loan Bank                                  6,700,000           15,500,000
    Repayment of Federal Home Loan Bank advances                         (6,400,000)         (11,900,000)
    Cash dividends paid                                                    (164,019)            (126,968)
    Purchase of treasury stock                                             (140,375)            (364,437)
    Net proceeds from sale of stock                                         677,301                  ---
    Stock options exercised                                                  42,844                9,300
                                                                        -----------          -----------
      Net cash provided by financing activities                           2,553,093           11,100,581
                                                                        -----------          -----------
Net increase in cash and cash equivalents                                10,201,781            3,225,515
Cash and cash equivalents at beginning of period                            913,580            3,151,227
                                                                        -----------          -----------
Cash and cash equivalents at end of period                              $11,115,361          $ 6,376,742
                                                                        ===========          ===========

---------------------------------------

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

     In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial condition of First Independence Corporation as of March 31, 1999, and the results of operations and cash flows for all interim periods presented.

     Operating results for the three and six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999.

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

(3)      Comprehensive Income

     As of October 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no effect on the Company's net earnings or stockholders' equity. SFAS No. 130 requires other comprehensive income to include unrealized gains or losses on securities available for sale, which prior to adoption were reported separately in stockholders' equity. Prior period financial statements have been reclassified to conform to the requirements of SFAS No. 130.

(4)      Merger Conversion with Neodesha Savings and Loan Association

     On January 6, 1999 the Board of Directors of First Independence Corporation, parent of First Federal Savings and Loan Association of Independence ("First Federal"), and The Neodesha Savings and Loan Association, FSA ("Neodesha"), announced the completion of Neodesha's conversion from a federally-chartered mutual savings and loan association to a federally-chartered stock savings and loan association and its simultaneous merger with First Independence's subsidiary, First Federal Savings and Loan Association of Independence. In connection with the merger conversion, First Independence sold 150,896 shares of its common stock at $9.42 per share. Total assets of Neodesha were $13.7 million at December 31, 1998. The financial statements include results of operations of Neodesha beginning January 6, 1999. The transaction was accounted for under the purchase method of accounting for business combinations.

(5)      Regulatory Capital Requirements

     Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), as implemented by rules promulgated by the Office of Thrift Supervision, savings institutions must meet the following separate minimum capital-to-asset requirements. The table below summarizes, as of March 31, 1999, the capital requirements applicable to First Federal Savings and Loan Association of Independence ("the Association") and its actual capital ratios. As of March 31, 1999, the Association exceeded all current regulatory capital standards.

                                                                                            To be well
                                                                                         capitalized under
                                                                   For capital           prompt corrective
                                      Actual                    adequacy purposes        action provisions
                              ------------------------    -------------------------   -----------------------
                                Amount         Ratio        Amount         Ratio        Amount         Ratio
                              ------------    --------    ------------    ---------   ------------    -------
                                                              (Dollars in Thousands)

Total risk-based capital          $12,230       18.55%       $5,275          >8.0%       $6,594        >10.0%
                                                                             -                         -
Tier 1 risk-based capital          11,467       17.39         2,637          >4.0         3,956        > 6.0
                                                                             -                         -
Tier 1 (core) capital              11,467        8.21         4,189          >3.0         6,982        > 5.0
                                                                             -                         -
Tangible capital                   11,467        8.21         2,094          >1.5           ---          ---
                                                                             -


(6)      Supplemental Disclosure of Cash Flow Information

                                                      Six months ended March 31,
                                                      --------------------------
                                                          1999            1998
                                                       ----------     ----------
         Cash paid for:
           Interest                                     $2,954,008    $2,642,896
           Income taxes                                    375,897       148,823

         Noncash investing and financing activities:
           Transfer from loans to real estate
             acquired through foreclosure                  119,888        56,574
           Issuance of loans receivable in connection
             with the sale of real estate acquired
             through foreclosure                            24,800        55,550
           Liabilities assumed in conjunction
             with acquisition                           13,700,846           ---

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

Financial Condition

     The Company's total assets increased $16.3 million, or 13.1%, from $124.3 million at September 30, 1998 to $140.6 million at March 31, 1999. This increase was primarily due to increases in net loans receivable of $14.0 million, cash and cash equivalents of $10.2 million and Federal Home Loan Bank Stock of $300,000. These increases in assets were funded by increases in savings deposits of $14.4 million, other accrued expenses and liabilities of $500,000, advances from the Federal Home Loan Bank of Topeka of $300,000, and the redeployment of funds received from decreases in investment securities of $3.8 million and mortgage-backed securities of $4.3 million. These increases were primarily due to assets and liabilities acquired in the merger conversion with The Neodesha Savings and Loan Association, FSA ("Neodesha").

     Loans receivable increased $14.0 million from $93.7 million at September 30, 1998, to $107.7 million at March 31, 1999. The increase was primarily due to loans acquired in the Neodesha merger conversion totaling $8.9 million and, to a lesser extent, construction loan originations at the Company's loan production office in Lawrence, Kansas. These construction loans generally have terms of nine months or less and interest rates tied to the prime rate plus a margin. The increase was also due to originations in the Company's market area consisting primarily of 15- and 30-year fixed-rate loans, mortgage loans with a fixed rate for the first three years of the loan term that automatically convert to one-year adjustable rate loans during the fourth year of the loan term, and, to a lesser extent, one-year adjustable rate mortgages.

     Total deposits increased $14.4 million from $80.6 million at September 30, 1998, to $95.0 million at March 31, 1999. Deposits increased primarily due to deposits acquired in the Neodesha merger conversion totaling $12.7 million. To a lesser extent, the increase was due to public units depositing short-term funds into the "Platinum" money fund account and new accounts being opened at the Coffeyville, Kansas branch office. The "Platinum" money fund account offers tiered rates on a limited transaction account with the highest rate paid on balances of $50,000 and above. Management feels the "Platinum" money fund provides a lower risk, insured alternative for deposit customers considering higher risk investments in order to get higher yields than standard money market accounts.

     Total borrowed funds increased $300,000 from $30.1 million at September 30, 1998 to $30.4 million at March 31, 1999. The increase was from advances obtained from the Federal Home Loan Bank of Topeka. The Association invested the funds borrowed in loans receivable at a positive spread.

     Total stockholders' equity increased $1.0 million from $12.1 million at September 30, 1998 to $13.1 million at March 31, 1999. The increase was primarily due to net proceeds of $677,000 from the Company's issuance of 150,896 shares of common stock in connection with the merger conversion of Neodesha and net earnings from operations of $526,000. To a lesser extent, the increase was due to common stock options exercised of $43,000, the repayment of employee stock ownership debt of $41,000 and a fair value adjustment of $39,000 on ESOP shares committed for release. These increases were partially offset by dividends of $164,000 paid to stockholders, the Company's use of $140,000 to repurchase 13,300 shares of common stock and a decrease in the unrealized gains on securities available for sale of $32,000.

Non-performing Assets

     The ratio of non-performing assets to total assets is one indicator of the Company's exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, troubled debt restructurings, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. At March 31, 1999, non-performing assets were approximately $1,524,000, which represents an increase of $199,000, or 15.0%, as compared to September 30, 1998. The ratio of non-performing assets to total assets at March 31, 1999 was 1.08% compared to 1.07% at September 30, 1998. A summary of non-performing assets by category is set forth in the following table:

                                                 March 31,     September 30,
                                                   1999            1998
                                                ----------    -------------
                                                    (Dollars In Thousands)

Non-Accruing Loans                                $1,395            $335
Accruing Loans Delinquent 90 Days or More            ---             918
Foreclosed Assets                                    129              72
                                                  ------          ------
Total Non-Performing Assets                       $1,524          $1,325
                                                  ======          ======
Total Non-Performing Assets as a
   Percentage of Total Assets                       1.08%           1.07%
                                                    ====            ====

     Included in non-accruing loans at March 31, 1999, were twenty four loans totaling $1,160,000 secured by one- to four-family real estate, one loan totaling $20,000 secured by non-residential real estate and sixty five consumer loans totaling $215,000. All non-accruing loans at March 31, 1999, were located in the Company's primary market area. At March 31, 1999, there were no accruing loans delinquent 90 days or more. At March 31, 1999, the Company's real estate acquired through foreclosure consisted of five single family residences located in the Company's primary market area. The properties have a total carrying value of $129,000 and are currently offered for sale.

     Management has taken into account its non-performing assets and the composition of the loan portfolio in establishing its allowance for loan losses. The allowance for loan losses totaled $763,000 at March 31, 1999, which represented a $107,000 increase from the allowance for loan losses at September 30, 1998. This increase was primarily due to the transfer of $84,000 in allowance for loan losses from Neodesha. The ratio of the allowance for loan losses as a percent of total loans increased from .70% at September 30, 1998 to
 .71% at March 31, 1999. The allowance for loan losses as a percent of non-performing loans increased from 52.30% at September 30, 1998 to 54.71% at March 31, 1999. The percentage change in the allowance for loan losses to total loans and non-performing loans was minimal even though the allowance increased $107,000, due to the acquisition of additional performing and non-performing loans from Neodesha.

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

Results of Operations - Comparison of Three and Six Months Ended March 31, 1999 and March 31, 1998

     General. Net earnings for the six months ended March 31, 1999 were $526,000 as compared to $375,000 for the six months ended March 31, 1998, resulting in an increase of $151,000, or 40.2%. The increase in net earnings was primarily due to increases in net interest income of $291,000 and non-interest income of $39,000. These increases were partially offset by increases in non-interest expense of $111,000 and income tax expense of $37,000.

     Net earnings for the three months ended March 31, 1999 were $278,000 as compared to $195,000 for the three months ended March 31, 1998, resulting in an increase of $83,000, or 42.4%. The increase in net earnings was primarily due to an increase in net interest income of $186,000 and non-interest income of $65,000. These increases were partially offset by increases in non-interest expense of $136,000 and income tax expense of $16,000.

     Net Interest Income. Net interest income increased $291,000, or 17.11%, for the six months ended March 31, 1999 as compared to the six months ended March 31, 1998. This increase was due primarily to an increase in interest income of $569,000, or 13.02%, offset partially by an increase in interest expense of $279,000, or 10.42%. Interest income increased primarily due to a $16.6 million increase in the average balance of interest-earning assets, offset partially by an 11 basis point decrease in the average yield on interest-earning assets. Interest expense increased primarily due to a $15.8 million increase in the average balance of interest-bearing liabilities, offset partially by a 22 basis point decrease in the average rate paid on interest-bearing liabilities. The average balance of interest-earning assets and interest-bearing liabilities increased primarily due to the Neodesha merger conversion. The average rate earned on interest-earning assets and paid on interest-bearing liabilities decreased primarily due to a decrease in market interest rates.

     Net interest income increased $186,000, or 21.29%, for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998. This increase was due primarily to an increase in interest income of $349,000, or 15.64%, offset partially by an increase in interest expense of $163,000 or 12.00%. The increase was due to the same reasons as stated above for the six months ended March 31, 1999, as compared to the six months ended March 31, 1998. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 109.3% for the three months ended March 31, 1998 to 109.5% for the three months ended March 31, 1999.

     Interest Income. Interest income for the six months ended March 31, 1999, increased to $4,946,000 from $4,377,000 for the six months ended March 31, 1998. This increase was caused primarily by a $16.6 million increase in the average outstanding amount of interest-earning assets during the six months ended March 31, 1999, as compared to the six months ended March 31, 1998 due to assets acquired in the Neodesha merger conversion. To a lesser extent, the increase in interest-earning assets was due to an increase in the average balance of loans receivable financed by advances obtained from the Federal Home Loan Bank of Topeka and increased savings deposits. This increase was partially offset by a decrease in the average yield on interest-earning assets. The average yield on interest-earning assets decreased 11 basis points to 7.60% for the six months ended March 31, 1999, from 7.71% for the six months ended March 31, 1998. This decrease was caused primarily by the general decline in interest rates resulting in a reduction in yield on the Company's loan portfolio from 8.20% to 8.06%. To a lesser extent, the decrease in yield was due to a decrease in yield on the Company's mortgage-backed securities portfolio from 6.58% to 6.30% for the six months ended March 31, 1999, as compared to the same period in fiscal 1998.

     Interest income for the quarter ended March 31, 1999, increased to $2,581,000 from $2,232,000 for the quarter ended March 31, 1998. This increase was caused primarily by a $19.9 million increase in the average outstanding amount of interest-earning assets during the three months ended March 31, 1999, as compared to the three months ended March 31, 1998. The increase was due to the same reasons as stated above for the six months ended March 31, 1999, as compared to the six months ended March 31, 1998. This increase was partially offset by a decrease in the average yield on interest-earning assets. The average yield on interest-earning assets decreased 9 basis points to 7.55% at March 31, 1999, from 7.64% at March 31, 1998. This decrease was caused primarily by the general decline in interest rates resulting in a reduction in yield on the Company's loan portfolio from 8.20% to 8.06%. To a lesser extent, the decrease in yield was due to a decrease in yield on the Company's mortgage-backed securities portfolio from 6.60% to 6.21% for the quarter ended March 31, 1999, as compared to the same period in fiscal 1998.

     Interest Expense. Interest expense for the six months ended March 31, 1999, increased by $279,000 to $2,959,000 as compared to $2,680,000 for the six months ended March 31, 1998. This increase in interest expense was due primarily to a $15.8 million increase in the average outstanding amount of interest-bearing liabilities during the six months ended March 31, 1999 as compared to the six months ended March 31, 1998. This increase was partially offset by a 22 basis point decrease in average interest rates paid on interest-bearing liabilities, caused by decreases in market interest rates. The increase in interest-bearing liabilities was primarily due to a $9.7 million increase in the average outstanding balance of deposits due primarily to savings deposits acquired in the Neodesha merger conversion and, to a lesser extent, an increase in advances obtained from the Federal Home Loan Bank of Topeka.

     Interest expense for the quarter ended March 31, 1999, increased by $163,000 to $1,521,000 as compared to $1,358,000 for the quarter ended March 31, 1998. This increase in interest expense was due primarily to a $17.9 million increase in the average outstanding amount of interest-bearing liabilities during the three months ended March 31, 1999, as compared to the three months ended March 31, 1998. This increase in interest-bearing liabilities was due primarily to the same reasons as stated above. However, the increase in interest expense was partially offset by a 21 basis point decrease in average interest rates paid on interest-bearing liabilities, caused by decreases in market interest rates.

     Provision for Loan Losses. The provision for loan losses represents a charge to earnings to maintain the allowance for loan losses at a level management believes is adequate to absorb potential losses in the loan portfolio. The provision for loan losses amounted to $15,000 and $30,000 for the three and six months ended March 31, 1999 as compared to no provision for the same periods in 1998. This increase in provision for loan losses was in recognition of the increased balance of construction loans in the Company's loan portfolio. Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at March 31, 1999, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

     Non-interest Income. Non-interest income increased $39,000 to $152,000 during the six months ended March 31, 1999 as compared to $113,000 for the six months ended March 31, 1998. The increase was primarily due to increased checking and deposit account fees as a result of accounts acquired in the Neodesha merger conversion. To a lesser extent, the increase was due to the amortization of negative goodwill acquired in the Neodesha merger conversion and increased late charges and other fees associated with mortgage loans.

     Non-interest income increased $65,000 to $113,000 during the three months ended March 31, 1999 as compared to $48,000 for the three months ended March 31, 1998. The increase was due to the same reasons as stated above for the six months ended March 31, 1999, as compared to the six months ended March 31, 1998. Recurring non-interest income generally consists of servicing fees as well as deposit and other types of fees.

     Non-interest Expense. Total non-interest expense increased to $1,258,000 for the six months ended March 31, 1999 from $1,147,000 for the six months ended March 31, 1998, an increase of $111,000, or 9.7%. The increase was primarily due to increases in data processing fees of $37,000, compensation and employee benefits of $28,000, other expense of $28,000, occupancy and equipment of $17,000, and federal deposit insurance premiums of $2,000. These increases were primarily due to the merger conversion with Neodesha Savings and Loan, resulting in additional staff, occupancy and equipment, stationery, printing and office supplies expense. To a lesser extent, the increase in compensation expense was the result of normal, annual cost of living increases in salaries and bonuses, offset partially by a decrease in compensation expense associated with the Company's ESOP plan due to the decrease in the Company's stock price.

     Total non-interest expense increased by $136,000 for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998. The increase was due primarily to increases in compensation and employee benefits of $69,000, other expense of $38,000, data processing fees of $17,000, occupancy and equipment of $10,000, and federal deposit insurance premiums of $2,000. The increase in non-interest expense for the three months ended March 31, 1999 was due to the same reasons as stated above.

     Income Tax Expense. Income tax expense was $325,000 for the six months ended March 31, 1999 compared to $288,000 for the six months ended March 31, 1998, an increase of $37,000. This increase was primarily due to an increase in pre-tax earnings during the 1999 period as compared to the 1998 period. The Company's effective tax rates were 38.2% and 43.4% for the six months ended March 31, 1999 and March 31, 1998, respectively. Rates exceeded expected rates for the March 31, 1998 period due primarily to compensation expense associated with the ESOP which is not deductible for income tax purposes. The non-deductible ESOP compensation expense was partially offset for the March 31, 1999 period by negative goodwill amortization which is not included in income for income tax calculation purposes, resulting in a lower effective tax rate.

     Income tax expense was $167,000 for the quarter ended March 31, 1999 compared to $151,000 for the quarter ended March 31, 1998, an increase of $16,000. This increase was primarily due to an increase in pre-tax earnings during the 1999 period as compared to the 1998 period. The Company's effective tax rates were 37.6% and 43.6% for the three months ended March 31, 1999 and March 31, 1998, respectively. The effective tax rate decreased for the three months ended March 31, 1999 due to the same reasons as stated above.

     Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank of Topeka advances and funds provided by operations. While scheduled loan and mortgage-backed security repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. Current Office of Thrift Supervision ("OTS") regulations require the Association to maintain cash and eligible investments in an amount equal to at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which the Association may rely if necessary to fund deposit withdrawals and other short-term funding needs. As of March 31, 1999, the Association's liquidity ratio was 10.59% as compared to 7.01% at September 30, 1998. These ratios exceeded the minimum regulatory liquidity requirements on both dates.

     The Company uses its capital resources principally to meet its ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At March 31, 1999, the Company had commitments to originate loans totaling $1,361,000. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

     Regulatory  standards  impose the  following  capital  requirements  on the
Association: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of March 31, 1999, the Association exceeded all fully phased-in regulatory capital standards.

     At March 31, 1999, the Association's tangible capital was $11.5 million, or 8.21% of adjusted total assets, which is in excess of the 1.5% requirement by $9.4 million. In addition, at March 31, 1999, the Association had core capital of $11.5 million, or 8.21% of adjusted total assets, which exceeds the 3% requirement by $7.3 million. The Association had total risk-based capital of $12.2 million at March 31, 1999, or 18.55% of risk-adjusted assets, which exceeds the 8.0% risk-based capital requirements by $7.0 million.

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

     The Board of Directors and management view the year 2000-date (Y2K) issue as a potentially serious interruption to the conduct of our day-to-day operations. To alleviate this potential interruption, the Company has established a year 2000 Committee to assess the risk of potential problems that might arise from the failures of computer programming to recognize the year 2000 and to develop a plan to mitigate any such risk. This committee reports to the Board at least quarterly about the status and progress of our Y2K plan.

     Our Y2K action plan covers five areas; awareness of the problem, inventory & assessment of hardware and software for Y2K problems, renovation of necessary systems, validation of testing plans and implementation of system changes. We have completed all areas of the plan and are believed to be Y2K compliant at the time of this report.

     The Company is expensing all costs associated with training and software as those costs are incurred, and such costs are being funded through operating cash flows. Hardware cost will be capitalized and expensed under our fixed asset guidelines. The total cost of the Y2K conversion project for the Company is estimated to be $110,000. Expenses of approximately $92,500 were incurred and expensed by the Company through March 31, 1999. The Company does not expect significant increases in future data processing costs relating to Y2K compliance. While we believe this amount will be sufficient to complete the requirements of becoming Y2K compliant, it is an estimate. As such, we will review our budget monthly to help ensure that we have allocated sufficient resources to this project. Any deviations to the preliminary budget will be reported to the Board of Directors.

     During the assessment phase, the Company began to develop back-up or contingency plans for each of its mission critical systems. Virtually all of the Company's mission critical systems are dependent upon third-party vendors or service providers. Therefore, contingency plans include selecting a new vendor or service provider and converting to their system. In the event a current vendor's system fails during the validation phase and it is determined that the vendor is unable or unwilling to correct the failure, the Company will convert to a new system from a pre-selected list of prospective vendors. In each case, realistic trigger dates have been established to allow for orderly and successful conversions. For some systems, contingency plans consist of using spreadsheet software or reverting to manual systems until system problems can be corrected.

     The potential impact on the Company for Y2K risk includes, but is not limited to, the risk of insufficient liquidity, communication loss, power loss and the inability to process customer data. The potential impact to the profitability of the Company related to these risks and those not yet identified cannot be measured or known at this time.

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

                                            FIRST INDEPENDENCE CORPORATION
                                            Registrant




Date:    May 12, 1999                       /s/Larry G. Spencer
         -------------                      -----------------------------------
                                            Larry G. Spencer
                                            President and Chief Executive
                                            Officer



Date:    May 12, 1999                       /s/James B. Mitchell
         -------------                      -----------------------------------
                                            James B. Mitchell
                                            Vice President and Chief Financial
                                            Accounting Officer