Form 10QSB
period 1999-06-30
FIRST INDEPENDENCE CORP /DE/
filed 1999-08-06
CIK 908486

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                        --------------------------------

                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________


                         Commission File Number 0-22184


                         FIRST INDEPENDENCE CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                                36-3899950
--------------------------------------------------------------------------------
(State or other jurisdiction                                  (I.R.S. Employer
    of incorporation or                                       Identification or
       organization)                                               number)


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

     As of August 6, 1999, there were 1,061,830 shares of the Registrant's common stock outstanding.

                         FIRST INDEPENDENCE CORPORATION


                                      INDEX


PART I.  FINANCIAL INFORMATION (unaudited)                             PAGE NO.

Item 1.  Consolidated Condensed Financial Statements

                  Consolidated Condensed Balance Sheets as of
                  June 30, 1999 and September 30, 1998                     3

                  Consolidated Condensed Statements of Earnings
                  for the Three and Nine Months Ended June 30,
                  1999 and 1998                                            4

                  Consolidated Condensed Statements of Comprehensive
                  Income for the Three and Nine Months Ended
                  June 30, 1999 and 1998                                   5

                  Consolidated Condensed Statement of Stockholders'
                  Equity for the Year Ended September 30, 1998 and
                  Nine Months Ended June 30, 1999                          6

                  Consolidated Condensed Statements of Cash
                  Flows for the Nine Months Ended June 30,
                  1999 and 1998                                            7

                  Notes to Consolidated Condensed Financial
                  Statements                                               8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                            10

PART II. OTHER INFORMATION                                                19

                  Signature Page                                          20

                          PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                         June 30,             September 30,
                                                                                           1999                   1998
                                                                                     ----------------       ---------------
                                                                                                      (Unaudited)
ASSETS
Cash and due from banks                                                                $   1,141,904         $     474,406
Federal funds sold                                                                         3,900,000                   ---
Other interest-earning deposits                                                            1,397,746               439,174
                                                                                           ---------               -------
  Cash and cash equivalents                                                                6,439,650               913,580
Investment securities held to maturity (fair value:
  June 30, 1999 - $1,988,596;
  September 30, 1998 - $5,004,700)                                                         2,005,118             5,000,000
Investment securities available for sale                                                   2,003,500             3,418,311
Mortgage-backed securities held to maturity (fair value:
  June 30, 1999 - $11,667,510;
  September 30, 1998 - $17,403,143)                                                       11,747,954            17,274,238
Loans receivable, net                                                                    110,781,430            93,684,258
Real estate acquired through foreclosure                                                     195,751                71,596
Premises and equipment, net                                                                1,296,009             1,309,633
Federal Home Loan Bank Stock, at cost                                                      1,917,800             1,574,000
Accrued interest receivable                                                                  844,159               753,970
Other assets                                                                                 151,601               337,008
                                                                                       -------------         -------------
  Total assets                                                                         $ 137,382,972         $ 124,336,594
                                                                                       =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                                             $  95,402,059          $ 80,573,077
  Advances from borrowers for taxes and insurance                                            389,291               745,520
  Advances from Federal Home Loan Bank                                                    27,500,000            30,100,000
  Income taxes payable                                                                        64,780               128,473
  Other accrued expenses and liabilities                                                   1,194,818               690,483
                                                                                         -----------           -----------
       Total liabilities                                                                 124,550,948           112,237,553
Stockholders' equity
  Preferred stock, $.01 par value, 500,000
    shares authorized, none issued                                                               ---                   ---
  Common stock, $.01 par value, 2,500,000 shares authorized,
    1,649,288 shares issued June 30, 1999; 1,498,392 shares
    issued September 30, 1998                                                                 16,493                14,984
  Additional paid-in capital                                                               8,111,624             7,239,207
  Retained earnings - substantially restricted                                            10,642,935            10,077,091
  Accumulated other comprehensive income                                                       5,165                52,497
  Treasury stock at cost, 587,458 shares at June 30, 1999
    and 539,073 shares at September 30, 1998                                              (5,721,251)           (5,139,263)
  Required contributions for shares acquired by ESOP                                        (222,942)             (145,475)
                                                                                          ----------             ----------
      Total stockholders' equity                                                          12,832,024             12,099,041
                                                                                         -----------            -----------
      Total liabilities and stockholders' equity                                       $ 137,382,972          $ 124,336,594
                                                                                       =============          =============


---------------------------------
The accompanying notes are an integral part of these statements.

                          PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS


                                                                  Three Months Ended                   Nine Months Ended
                                                                       June 30,                             June 30,
                                                            -------------------------------      -------------------------------
                                                                1999              1998               1999              1998
                                                            --------------    -------------      --------------    -------------
                                                                  (Unaudited)                              (Unaudited)
Interest income
  Loans receivable                                           $2,202,439         $1,818,091        $6,304,310         $5,150,575
  Mortgage-backed securities                                    171,108            328,124           633,507          1,056,967
  Investment securities                                          59,567            131,170           254,131            331,146
  Other                                                         123,671             70,871           311,289            186,376
                                                              ---------          ---------         ---------          ---------
    Total interest income                                     2,556,785          2,348,256         7,503,237          6,725,064
                                                              ---------          ---------         ---------          ---------

Interest expense
  Deposits                                                    1,126,994          1,041,117         3,252,956          2,985,274
  Borrowed funds                                                382,622            386,180         1,215,591          1,121,628
                                                              ---------          ---------         ---------          ---------
    Total interest expense                                    1,509,616          1,427,297         4,468,547          4,106,902
                                                              ---------          ---------         ---------          ---------

Net interest income                                           1,047,169            920,959         3,034,690          2,618,162

Provision for loan losses                                        15,000                ---            45,000                ---
                                                              ---------            -------         ---------           --------

Net interest income after provision
  for loan losses                                             1,032,169            920,959         2,989,690          2,618,162

Noninterest income
  Loss from real estate operations                              (23,570)            (3,184)          (20,889)            (4,187)
  Other                                                         124,571             49,085           273,958            135,564
                                                                -------             ------           -------            -------
    Total noninterest income                                    101,001             45,901           253,069            131,377
                                                                -------             ------           -------            -------

Noninterest expense
  Employee compensation and benefits                            367,565            310,753         1,055,379            943,184
  Occupancy and equipment                                        72,770             53,066           207,346            170,743
  Federal deposit insurance premiums                             13,870             11,812            39,744             35,643
  Data processing fees                                           75,249             47,638           202,473            137,815
  Other                                                         138,873             91,389           421,804            346,625
                                                                -------            -------         ---------          ---------
    Total noninterest expenses                                  668,327            514,658         1,926,746          1,634,010
                                                                -------            -------         ---------          ---------

Earnings before income taxes                                    464,843            452,202         1,316,013          1,115,529

Income tax expense                                              171,194            183,719           496,422            471,810
                                                                -------            -------         ---------           --------

Net earnings                                                   $293,649           $268,483          $819,591           $643,719
                                                               ========           ========          ========           ========

Earnings per common share
  Basic                                                          $  .28             $  .29            $  .81             $  .70
                                                                 ======             ======            ======             ======
  Diluted                                                        $  .27             $  .27            $  .77             $  .65
                                                                 ======             ======            ======             ======

Dividends per share                                             $ .0875            $ .0750           $ .2500            $ .2125
                                                                =======            =======           =======            =======

Weighted average shares outstanding
  Basic                                                       1,033,633            922,265         1,009,710            923,320
                                                              =========            =======         =========            =======
  Diluted                                                     1,085,827            986,282         1,061,904            987,338
                                                              =========            =======         =========            =======

------------------------------
The accompanying notes are an integral part of these statements.

                          PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME


                                                                  Three Months Ended                   Nine Months Ended
                                                                       June 30,                             June 30,
                                                            -------------------------------      -------------------------------
                                                                1999              1998               1999              1998
                                                            --------------    -------------      --------------    -------------
                                                                       (Unaudited)                         (Unaudited)

Net earnings                                                  $ 293,649          $ 268,483         $ 819,591            $ 643,719

Other comprehensive income
  Unrealized gains (losses) on securities
    available for sale arising during the
    period, net of tax                                          (14,905)              385            (47,332)               5,228
                                                              ---------          ---------         ---------            ---------

Comprehensive income                                          $ 278,744          $ 268,868         $ 772,259            $ 648,947
                                                              =========          =========         =========            =========

------------------------------
The accompanying notes are an integral part of these statements.

                         FIRST INDEPENDENCE CORPORATION
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                     For The Nine Months Ended June 30, 1999
                        and Year Ended September 30, 1998
                                   (Unaudited)


                                                    Additional                       Accumulated
                                       Common        Paid-in         Retained       Other Compre-
                                       Stock         Capital         Earnings       hensive Income
                                       ------       ----------       --------       --------------


Balance at October 1, 1997             $  14,984    $  7,122,744     $  9,441,054     $     15,112

Net earnings                                 ---             ---          901,420
                                                                                               ---

Cash dividends of $.2875 per                 ---             ---         (265,383)             ---
share

Common stock options exercised               ---          (8,641)             ---              ---

Appreciation of securities
available                                    ---             ---              ---           37,385
  for sale

ESOP loan repayments                         ---             ---              ---              ---

Fair value adjustment on ESOP
  shares committed for release               ---         125,104              ---              ---

Amortization of unearned stock
  compensation                               ---             ---              ---              ---

Purchase of 25,298 shares of
  treasury stock                             ---             ---              ---              ---
                                    ------------    ------------     ------------     ------------

Balance at September 30, 1998             14,984       7,239,207       10,077,091           52,497

Net earnings                                 ---             ---          819,591              ---


Cash dividends of $.25 per share             ---             ---         (253,747)             ---

Issuance of 150,896 shares of
  common stock                             1,509         817,968              ---              ---

Common stock options exercised               ---          (3,987)             ---              ---

Decrease in unrealized gain on
  securities available for sale              ---             ---              ---          (47,332)

ESOP loan repayments                         ---             ---              ---              ---

Fair value adjustment on ESOP
  shares committed for release               ---          58,436              ---              ---

Purchase of 55,885 shares of
  treasury stock                             ---             ---              ---              ---
                                    ------------    ------------     ------------     ------------

Balance at June 30, 1999            $     16,493    $  8,111,624     $ 10,642,935     $      5,165
                                    ============    ============     ============     ============




                                                          Required
                                                          Contribu-
                                                          tion for        Unearned
                                                           Shares          Stock
                                        Treasury          Acquired        Compen-          Total
                                         Stock             by ESOP      sation-RRP        Equity
                                        --------          --------      ----------      -----------

Balance at October 1, 1997          $ (4,802,767)    $   (218,212)    $    (43,634)    $ 11,529,281

Net earnings                                 ---              ---              ---          901,420

Cash dividends of $.2875 per                 ---              ---              ---         (265,383)
share

Common stock options exercised            40,061              ---              ---           31,420

Appreciation of securities
available                                    ---              ---              ---           37,385
  for sale

ESOP loan repayments                         ---           72,737              ---           72,737

Fair value adjustment on ESOP
  shares committed for release               ---              ---              ---          125,104

Amortization of unearned stock
  compensation                               ---              ---           43,634           43,634

Purchase of 25,298 shares of
  treasury stock                        (376,557)             ---              ---         (376,557)
                                    ------------     ------------     ------------     ------------

Balance at September 30, 1998         (5,139,263)        (145,475)             ---       12,099,041

Net earnings                                 ---              ---              ---          819,591

Cash dividends of $.25 per share             ---              ---              ---         (253,747)

Issuance of 150,896 shares of
  common stock                               ---         (142,176)             ---          677,301

Common stock options exercised            46,831              ---              ---           42,844

Decrease in unrealized gain on
  securities available for sale              ---              ---              ---          (47,332)

ESOP loan repayments                         ---           64,709              ---           64,709

Fair value adjustment on ESOP
  shares committed for release               ---              ---              ---           58,436

Purchase of 55,885 shares of
  treasury stock                        (628,819)             ---              ---         (628,819)
                                    ------------     ------------     ------------     ------------

Balance at June 30, 1999            $ (5,721,251)    $   (222,942)             ---     $ 12,832,024
                                    ============     ============     ============     ============




---------------------------------
The accompanying notes are an integral part of these statements.

                          PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                                                     Nine Months Ended June 30,
                                                                              -----------------------------------------
                                                                                   1999                       1998
                                                                              ---------------           ---------------
                                                                                              (Unaudited)

Cash flows from operating activities
  Net Earnings                                                                    $819,591                 $643,719
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
      Depreciation                                                                  83,899                   77,851
      Amortization of premiums and discounts on investments
        and mortgage-backed securities                                              62,601                   54,644
      Amortization of deferred loan origination fees                              (164,919)                (119,992)
      Amortization of expense related to employee
        benefit plans                                                              123,145                  188,261
      Provision for losses on loans                                                 45,000                      ---
      Net (gain) loss on sale of real estate acquired
        through foreclosure                                                        (13,057)                   1,816
      Increase (decrease) in cash due to changes in
        Accrued interest receivable                                                  6,310                 (158,760)
        Other assets                                                               234,687                 (176,311)
        Accrued expenses and other liabilities                                    (351,155)                 916,165
        Income taxes payable                                                       (33,377)                 183,164
                                                                                   -------                ---------
          Net cash provided by operating activities                                812,725                1,610,557

Cash flows from investing activities
    Proceeds from maturities and repayment of securities
      Available for sale                                                           355,053                1,466,371
      Held to maturity                                                          12,670,132                6,938,115
    Purchase of securities
      Available for sale                                                          (248,652)                 (95,223)
      Held to maturity                                                          (1,000,000)              (5,000,000)
    Net increase in loans                                                       (8,184,391)             (15,971,837)
    Capital expenditures                                                           (70,275)                 (63,696)
    Proceeds from sale of real estate acquired through
      foreclosure                                                                   58,825                   11,147
    Cash acquired in acquisition                                                 2,114,968                      ---
                                                                                 ---------                 ---------
        Net cash provided by (used in) investing activities                      5,695,660               (12,715,123)

Cash flows from financing activities
    Net increase in deposits                                                     2,157,969                 5,097,606
    Net decrease in advances from borrowers
      for taxes and insurance                                                     (377,863)                 (285,509)
    Advances from Federal Home Loan Bank                                         6,700,000                18,700,000
    Repayment of Federal Home Loan Bank advances                                (9,300,000)              (14,000,000)
    Cash dividends paid                                                           (253,747)                 (196,039)
    Purchase of treasury stock                                                    (628,819)                 (376,557)
    Net proceeds from sale of stock                                                677,301                       ---
    Stock options exercised                                                         42,844                    21,419
                                                                                 ---------                 ---------
      Net cash provided by (used in) financing activities                         (982,315)                8,960,920
                                                                                  --------                 ---------
Net increase (decrease) in cash and cash equivalents                             5,526,070                (2,143,646)
Cash and cash equivalents at beginning of period                                   913,580                 3,151,227
                                                                                 ---------                ----------
Cash and cash equivalents at end of period                                      $6,439,650                $1,007,581
                                                                                ===========               ==========

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

         In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial condition of First Independence Corporation as of June 30, 1999, and the results of operations and cash flows for all interim periods presented.

         Operating results for the three and nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999.

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

(5)      Regulatory Capital Requirements

         Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), as implemented by rules promulgated by the Office of Thrift Supervision, savings institutions must meet the following separate minimum capital-to-asset requirements. The table below summarizes, as of June 30, 1999, the capital requirements applicable to First Federal Savings and Loan Association of Independence ("the Association") and its actual capital ratios. As of June 30, 1999, the Association exceeded all current regulatory capital standards.



                                                                                                            To be well
                                                                                                        capitalized under
                                                                               For capital              prompt corrective
                                                  Actual                    adequacy purposes           action provisions
                                          ------------------------    -----------------------------  -----------------------
                                            Amount         Ratio        Amount              Ratio       Amount       Ratio
                                          ------------    --------    ------------        ---------  ------------   --------
                                                                          (Dollars in Thousands)


Total risk-based capital                    $12,523        18.89%       $5,305               >8.0%      $6,631        >10.0%

Tier 1 risk-based capital                    11,763        17.74         2,652               >4.0        3,979        > 6.0

Tier 1 (core) capital                        11,763         8.62         4,092               >3.0        6,821        > 5.0

Tangible capital                             11,763         8.62         2,046               >1.5          ---          ---



(6)      Supplemental Disclosure of Cash Flow Information


                                                                              Nine months ended June 30,
                                                                              --------------------------
                                                                              1999                  1998
                                                                              ----                  ----

         Cash paid for:
           Interest                                                           $4,488,473            $4,071,510
           Income taxes                                                          529,799               288,646

         Noncash investing and financing activities:
           Transfer from loans to real estate
             acquired through foreclosure                                        186,283               102,333
           Issuance of loans receivable in connection
             with the sale of real estate acquired
             through foreclosure                                                  24,800                65,550
           Liabilities assumed in conjunction
             with acquisition                                                 13,700,846                   ---


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

Financial Condition

         The Company's total assets increased $13.1 million, or 10.5%, from $124.3 million at September 30, 1998 to $137.4 million at June 30, 1999. This increase was primarily due to increases in net loans receivable of $17.1 million, cash and cash equivalents of $5.5 million and Federal Home Loan Bank Stock of $344,000. These increases in assets, along with reductions in advances from the Federal Home Loan Bank of Topeka of $2.6 million, were funded by increases in savings deposits of $14.8 million and other accrued expenses and liabilities of $505,000, and the redeployment of funds received from decreases in mortgage-backed securities of $5.6 million and investment securities of $4.4 million. These increases were primarily due to assets and liabilities acquired in the merger conversion with The Neodesha Savings and Loan Association, FSA ("Neodesha").

         Loans  receivable   increased  $17.1  million  from  $93.7  million  at
September 30, 1998, to $110.8 million at June 30, 1999. The increase was primarily due to loans acquired in the Neodesha merger conversion totaling $8.9 million and, to a lesser extent, construction loan originations at the Company's loan production office in Lawrence, Kansas. These construction loans generally have terms of nine months or less and interest rates tied to the prime rate plus a margin. The increase was also due to originations in the Company's market area consisting primarily of 15- and 30-year fixed-rate loans, mortgage loans with a fixed rate for the first three years of the loan term that automatically convert to one-year adjustable rate loans during the fourth year of the loan term, and, to a lesser extent, one-year adjustable rate mortgages.

         Total deposits increased $14.8 million from $80.6 million at September 30, 1998, to $95.4 million at June 30, 1999. Deposits increased primarily due to deposits acquired in the Neodesha merger conversion totaling $12.7 million. To a lesser extent, the increase was due to public units depositing short-term funds into the "Platinum" money fund account and new accounts being opened at the Coffeyville, Kansas branch office. The "Platinum" money fund account offers tiered rates on a limited transaction account with the highest rate paid on balances of $50,000 and above. Management feels the "Platinum" money fund provides a lower risk, insured alternative for deposit customers considering higher risk investments in order to get higher yields than standard money market accounts.

         Total borrowed funds decreased $2.6 million from $30.1 million at September 30, 1998 to $27.5 million at June 30, 1999. The decrease was due to scheduled principal repayment of advances obtained from the Federal Home Loan Bank of Topeka. Most of the advances obtained from the Federal Home Loan Bank of Topeka were used by the Company to invest in loans receivable at a positive spread over the term of the advances.

         Total stockholders' equity increased $700,000 from $12.1 million at September 30, 1998 to $12.8 million at June 30, 1999. The increase was primarily due to net earnings from operations of $820,000 and net proceeds of $677,000 from the Company's issuance of 150,896 shares of common stock in connection with the merger conversion of Neodesha. To a lesser extent, the increase was due to the repayment of employee stock ownership debt of $65,000, a fair value adjustment of $58,000 on ESOP shares committed for release and common stock options exercised of $43,000. These increases were partially offset by the Company's use of $629,000 to repurchase 55,885 shares of common stock, dividends of $254,000 paid to stockholders, and a decrease in the unrealized gains on securities available for sale of $47,000.

Non-performing Assets

         The ratio of non-performing assets to total assets is one indicator of the Company's exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, troubled debt restructurings, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. At June 30, 1999, non-performing assets were approximately $2,284,000, which represents an increase of $959,000, or 72.4%, as compared to September 30, 1998. The ratio of non-performing assets to total assets at June 30, 1999 was 1.66% compared to 1.07% at September 30, 1998. A summary of non-performing assets by category is set forth in the following table:


                                                                                 June 30,               September 30,
                                                                                   1999                     1998
                                                                             ------------------       -----------------
                                                                                          (Dollars In Thousands)


Non-Accruing Loans                                                                $1,442                   $  335
Accruing Loans Delinquent 90 Days or More                                            640                      918
Foreclosed Assets                                                                    202                       72
                                                                                  ------                   ------
Total Non-Performing Assets                                                       $2,284                   $1,325
                                                                                  ======                   ======
Total Non-Performing Assets as a
   Percentage of Total Assets                                                       1.66%                    1.07%
                                                                                    ====                     ====

         Included in non-accruing loans at June 30, 1999, were seven construction loans totaling $649,000 secured by one- to four-family real estate, eighteen loans totaling $609,000 secured by one- to four-family real estate, one loan totaling $20,000 secured by non-residential real estate and forty-five consumer loans totaling $164,000. All non-accruing loans at June 30, 1999, were located in the Company's primary market area. At June 30, 1999, accruing loans delinquent 90 days or more included fourteen loans totaling $640,000 secured by one- to four-family real estate. All of the Company's accruing loans delinquent 90 days or more were secured by real estate located in the Company's primary market area. At June 30, 1999, the Company's real estate acquired through foreclosure consisted of eight single family residences located in the Company's primary market area. The properties have a total carrying value of $202,000 and are currently offered for sale. The increase in non-performing assets was due to growth in the respective loan portfolios and also from non-performing loans and foreclosed assets totaling $405,000 acquired in the Neodesha merger conversion.

       Management has taken into account its non-performing assets and the composition of the loan portfolio in establishing its allowance for loan losses. The allowance for loan losses totaled $760,000 at June 30, 1999, which represented a $104,000 increase from the allowance for loan losses at September 30, 1998. This increase was primarily due to the transfer of $84,000 in allowance for loan losses from Neodesha. The ratio of the allowance for loan losses as a percent of total loans decreased from .70% at September 30, 1998 to
 .69% at June 30, 1999. The allowance for loan losses as a percent of non-performing loans decreased from 52.30% at September 30, 1998 to 36.50% at June 30, 1999, due to the increase in non-performing loans at June 30, 1999. At June 30, 1999, the Company's non-performing loans were comprised primarily of one- to four-family residential loans.

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

Results of Operations - Comparison of Three and Nine Months Ended June 30, 1999 and June 30, 1998

         General. Net earnings for the nine months ended June 30, 1999 were $820,000 as compared to $644,000 for the nine months ended June 30, 1998, resulting in an increase of $176,000, or 27.3%. The increase in net earnings was primarily due to increases in net interest income of $417,000 and non-interest income of $122,000. These increases were partially offset by increases in non-interest expense of $293,000, provision for loan losses of $45,000 and income tax expense of $24,000.

         Net earnings for the three months ended June 30, 1999 were $294,000 as compared to $268,000 for the three months ended June 30, 1998, resulting in an increase of $26,000, or 9.7%. The increase in net earnings was primarily due to an increase in net interest income of $126,000, non-interest income of $55,000 and a decrease in income tax expense of $13,000. These changes were partially offset by increases in non-interest expense of $153,000 and provision for loan losses of $15,000.

         Net Interest Income. Net interest income increased $417,000, or 15.93%, for the nine months ended June 30, 1999 as compared to the nine months ended June 30, 1998. This increase was due primarily to an increase in interest income of $778,000, or 11.57%, offset partially by an increase in interest expense of $362,000, or 8.81%. Interest income increased primarily due to a $15.6 million increase in the average balance of interest-earning assets, offset partially by a 13 basis point decrease in the average yield on interest-earning assets. Interest expense increased primarily due to a $15.0 million increase in the average balance of interest-bearing liabilities, offset partially by a 24 basis point decrease in the average rate paid on interest-bearing liabilities. The average balance of interest-earning assets and interest-bearing liabilities increased primarily due to the Neodesha merger conversion. The average rate earned on interest-earning assets and paid on interest-bearing liabilities decreased primarily due to a decrease in market interest rates. The variance in the decrease was due to interest-earning assets and interest-bearing liabilities acquired in the Neodesha merger conversion having a greater spread than interest-earning assets and interest-bearing liabilities on the Company's balance sheet.

         Net interest income increased $126,000, or 13.68%, for the three months ended June 30, 1999, as compared to the three months ended June 30, 1998. This increase was due primarily to an increase in interest income of $209,000, or 8.90%, offset partially by an increase in interest expense of $83,000 or 5.82%. The increase was due to the same reasons as stated above for the nine months ended June 30, 1999, as compared to the nine months ended June 30, 1998. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 110.0% for the three months ended June 30, 1998 to 109.0% for the three months ended June 30, 1999.

         Interest Income. Interest income for the nine months ended June 30, 1999, increased to $7,503,000 from $6,725,000 for the nine months ended June 30, 1998. This increase was caused primarily by a $15.6 million increase in the average outstanding amount of interest-earning assets during the nine months ended June 30, 1999, as compared to the nine months ended June 30, 1998 due to assets acquired in the Neodesha merger conversion. To a lesser extent, the increase in interest-earning assets was due to an increase in the average balance of loans receivable financed by advances obtained from the Federal Home Loan Bank of Topeka and increased savings deposits. This increase was partially offset by a decrease in the average yield on interest-earning assets. The average yield on interest-earning assets decreased 13 basis points to 7.61% for the nine months ended June 30, 1999, from 7.74% for the nine months ended June 30, 1998. This decrease was caused primarily by the general decline in interest rates resulting in a reduction in yield on the Company's loan portfolio from 8.19% to 8.06%. To a lesser extent, the decrease in yield was due to a decrease in yield on the Company's mortgage-backed securities portfolio from 6.57% to 6.10% for the nine months ended June 30, 1999, as compared to the same period in fiscal 1998. The decreased yield was caused by accelerated amortization of premiums on the mortgage-backed securities due to an increase in prepayment speeds.

         Interest income for the quarter ended June 30, 1999, increased to $2,557,000 from $2,348,000 for the quarter ended June 30, 1998. This increase was caused primarily by a $13.5 million increase in the average outstanding amount of interest-earning assets during the three months ended June 30, 1999, as compared to the three months ended June 30, 1998. The increase was due to the same reasons as stated above for the nine months ended June 30, 1999, as compared to the nine months ended June 30, 1998. This increase was partially offset by a decrease in the average yield on interest-earning assets. The average yield on interest-earning assets decreased 16 basis points to 7.62% at June 30, 1999, from 7.78% at June 30, 1998. This decrease was caused primarily by the general decline in interest rates resulting in a reduction in yield on the Company's loan portfolio from 8.18% to 8.04%. To a lesser extent, the decrease in yield was due to a decrease in yield on the Company's mortgage-backed securities portfolio from 6.57% to 5.63% for the quarter ended June 30, 1999, as compared to the same period in fiscal 1998. The decrease in yield on the mortgage-backed securities portfolio was due to the same reason as stated above.

         Interest Expense. Interest expense for the nine months ended June 30, 1999, increased by $362,000 to $4,469,000 as compared to $4,107,000 for the nine months ended June 30, 1998. This increase in interest expense was due primarily to a $15.0 million increase in the average outstanding amount of interest-bearing liabilities during the nine months ended June 30, 1999 as compared to the nine months ended June 30, 1998. This increase was partially offset by a 24 basis point decrease in average interest rates paid on interest-bearing liabilities, caused by decreases in market interest rates and the addition of deposits from the Neodesha merger conversion at a lower average interest rate than the Company's deposits. The increase in interest-bearing liabilities was primarily due to a $10.8 million increase in the average outstanding balance of deposits due primarily to savings deposits acquired in the Neodesha merger conversion and, to a lesser extent, an increase in advances obtained from the Federal Home Loan Bank of Topeka.

         Interest expense for the quarter ended June 30, 1999, increased by $83,000 to $1,510,000 as compared to $1,427,000 for the quarter ended June 30, 1998. This increase in interest expense was due primarily to a $13.4 million increase in the average outstanding amount of interest-bearing liabilities during the three months ended June 30, 1999, as compared to the three months ended June 30, 1998. This increase in interest-bearing liabilities was due primarily to the same reasons as stated above. However, the increase in interest expense was partially offset by a 29 basis point decrease in average interest rates paid on interest-bearing liabilities, caused by decreases in market interest rates.

         Provision for Loan Losses. The provision for loan losses represents a charge to earnings to maintain the allowance for loan losses at a level management believes is adequate to absorb potential losses in the loan portfolio. The provision for loan losses amounted to $15,000 and $45,000 for the three and nine months ended June 30, 1999 as compared to no provision for the same periods in 1998. This increase in provision for loan losses was in recognition of the increased balance of construction loans in the Company's loan portfolio and the increase in non-performing loans. Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at June 30, 1999, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

         Non-interest Income. Non-interest income increased $122,000 to $253,000 during the nine months ended June 30, 1999 as compared to $131,000 for the nine months ended June 30, 1998. The increase was primarily due to increased checking and deposit account fees as a result of accounts acquired in the Neodesha merger conversion. To a lesser extent, the increase was due to amortization of $47,000 related to negative goodwill acquired in the Neodesha merger conversion and increased late charges and other fees associated with mortgage loans.

         Non-interest income increased $55,000 to $101,000 during the three months ended June 30, 1999 as compared to $46,000 for the three months ended June 30, 1998. The increase was due to the same reasons as stated above for the nine months ended June 30, 1999, as compared to the nine months ended June 30, 1998. Recurring non-interest income generally consists of servicing fees as well as deposit and other types of fees.

         Non-interest Expense. Total non-interest expense increased to $1,927,000 for the nine months ended June 30, 1999 from $1,634,000 for the nine months ended June 30, 1998, an increase of $293,000, or 17.93%. The increase was primarily due to increases in data processing fees of $64,000, compensation and employee benefits of $112,000, other expense of $75,000, occupancy and equipment of $36,000, and federal deposit insurance premiums of $4,000. These increases were primarily due to the merger conversion with Neodesha Savings and Loan, resulting in additional staff, occupancy and equipment, stationery, printing and office supplies expense. To a lesser extent, the increase in compensation expense was the result of normal, annual cost of living increases in salaries and bonuses, offset partially by a decrease in compensation expense associated with the Company's ESOP due to the decrease in the Company's stock price.

         Total non-interest expense increased by $153,000 for the three months ended June 30, 1999, as compared to the three months ended June 30, 1998. The increase was due primarily to increases in compensation and employee benefits of $57,000, other expense of $48,000, data processing fees of $27,000, occupancy and equipment of $20,000, and federal deposit insurance premiums of $2,000. The increase in non-interest expense for the three months ended June 30, 1999 was due to the same reasons as stated above.

         Income Tax Expense. Income tax expense was $496,000 for the nine months ended June 30, 1999 compared to $472,000 for the nine months ended June 30, 1998, an increase of $24,000. This increase was primarily due to an increase in pre-tax earnings during the 1999 period as compared to the 1998 period. The Company's effective tax rates were 37.7% and 42.3% for the nine months ended June 30, 1999 and June 30, 1998, respectively. Rates exceeded expected rates for the June 30, 1998 period due primarily to compensation expense associated with the ESOP which is not deductible for income tax purposes. The non-deductible ESOP compensation expense was partially offset for the June 30, 1999 period by negative goodwill amortization which is not included in income for income tax calculation purposes, resulting in a lower effective tax rate.

         Income tax expense was $171,000 for the quarter ended June 30, 1999 compared to $184,000 for the quarter ended June 30, 1998, a decrease of $13,000. This decrease was primarily due to a decrease in the effective tax rate during the 1999 period as compared to the 1998 period. The Company's effective tax rates were 36.8% and 40.6% for the three months ended June 30, 1999 and June 30, 1998, respectively. The effective tax rate decreased for the three months ended June 30, 1999 due to the same reasons as stated above.

         Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank of Topeka advances and funds provided by operations. While scheduled loan and mortgage-backed security repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. Current Office of Thrift Supervision ("OTS") regulations require the Association to maintain cash and eligible investments in an amount equal to at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which the Association may rely if necessary to fund deposit withdrawals and other short-term funding needs. As of June 30, 1999, the Association's liquidity ratio was 8.07% as compared to 7.01% at September 30, 1998. These ratios exceeded the minimum regulatory liquidity requirements on both dates.

         The Company uses its capital resources principally to meet its ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At June 30, 1999, the Company had commitments to originate loans totaling $2,367,000. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

         Regulatory  standards impose the following capital  requirements on the
Association: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of June 30, 1999, the Association exceeded all fully phased-in regulatory capital standards.

         At June 30, 1999, the Association's tangible capital was $11.8 million, or 8.62% of adjusted total assets, which is in excess of the 1.5% requirement by $9.7 million. In addition, at June 30, 1999, the Association had core capital of $11.8 million, or 8.62% of adjusted total assets, which exceeds the 3% requirement by $7.7 million. The Association had total risk-based capital of $12.5 million at June 30, 1999, or 18.89% of risk-adjusted assets, which exceeds the 8.0% risk-based capital requirements by $7.2 million.

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

       The Company is expensing all costs associated with training and software as those costs are incurred, and such costs are being funded through operating cash flows. Hardware cost will be capitalized and expensed under our fixed asset guidelines. The total cost of the Y2K conversion project for the Company is estimated to be $110,000. Expenses of approximately $101,000 were incurred and expensed by the Company through June 30, 1999. Management will review our budget monthly to help ensure that sufficient resources have been allocated to this project. Any deviations to the preliminary budget will be reported to the Board of Directors.

       During the assessment phase, the Company developed back-up or contingency plans for each of its mission critical systems. Virtually all of the Company's mission critical systems are dependent upon third-party vendors or service providers. Therefore, contingency plans include selecting a new vendor or service provider and converting to their system. For some systems, contingency plans consist of using spreadsheet software or reverting to manual systems until system problems can be corrected. Responses from third party vendors indicate that the significant providers are currently Y2K compliant. Specifically, the Corporation's core data processing is provided by an outside vendor, which has certified their software is Year 2000 compliant.

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

                                              FIRST INDEPENDENCE CORPORATION
                                              Registrant




Date:    August 6, 1999                      /s/Larry G. Spencer
         --------------                      -------------------
                                             Larry G. Spencer
                                             President and Chief Executive
                                             Officer



Date:    August 6, 1999                      /s/James B. Mitchell
         --------------                      --------------------
                                             James B. Mitchell
                                             Vice President and Chief Financial
                                             Accounting Officer