Form 10KSB
period 1999-09-30
FIRST INDEPENDENCE CORP /DE/
filed 1999-12-29
CIK 908486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    -------------------    --------------------

                         Commission File Number 0-22184

                         FIRST INDEPENDENCE CORPORATION
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

            Delaware                                   36-3899950
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

Myrtle and Sixth Streets, Independence, Kansas                    67301
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (316) 331-1660

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such requirements for the past 90 days. YES  X . NO    .
                                                            ---     ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its most recent fiscal year: $10,490,232.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the NASDAQ Stock Market as of December 6, 1999, was $9.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of December 6, 1999, there were issued and outstanding 1,063,730 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended September 30, 1999.

     Part III of Form 10-KSB - Proxy Statement for 2000 Annual Meeting of Stockholders.

     Transitional Small Business Disclosure Format: YES   . NO  X .
                                                       ---     ---

FORWARD-LOOKING STATEMENTS

     First Independence Corporation, and its wholly-owned subsidiary, First Federal Savings and Loan Association of Independence, may from time to time make written or oral "forward-looking statements," including statements contained in its filings with the Securities and Exchange Commission. These forward-looking statements may be included in this Annual Report on Form 10-KSB and the exhibits attached to it, in First Independence's reports to shareholders and in other communications, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in the forward-looking statements:

     o the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

     o the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

     o    inflation,  interest  rate,  market and monetary  fluctuations;

     o the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;

     o the willingness of users to substitute our products and services for products and services of our competitors;

     o our success in gaining regulatory approval of our products and services, when required;

     o the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);

     o    the impact of  technological  changes;

     o    acquisitions;

     o    changes in consumer spending and saving habits; and

     o    our success at managing the risks involved in the foregoing.

     The list of important factors stated above is not exclusive. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of First Independence or First Federal.

                                     PART I

Item 1.  Description of Business
         -----------------------

General

     First Independence Corporation is a Delaware corporation which was formed at the direction of First Federal Savings and Loan Association of Independence in June 1993 for the purpose of becoming the savings and loan holding company of First Federal. First Independence owns all of the outstanding stock of First Federal issued on October 5, 1993 in connection with the completion of First Federal's conversion from the mutual to the stock form of organization. First Independence issued 727,375 shares of common stock at a price of $10.00 per share in the conversion. All references to First Independence at or before October 5, 1993 refer to First Federal. References in this Form 10-KSB to "we", "us" and "our" refer to First Independence and/or First Federal as the context requires. First Independence's common stock is quoted on the Nasdaq Small Cap Market under the symbol "FFSL."

     At September 30, 1999, we had total assets of $138.1 million, and stockholders' equity of $13.1 million.

     First Federal is a federally chartered stock savings and loan association headquartered in Independence, Kansas. First Federal was originally organized in 1905 as a state-chartered savings and loan association and later converted to a federally chartered institution.

     First Federal has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. We attract deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one- to four-family residential mortgage loans. To a much lesser extent, we also originate loans secured by non-residential real estate and consumer loans and a limited amount of loans secured by multi-family real estate. Subject to market conditions and loan demand in our market area, we expect to continue to originate the same types of loans it currently offers, which include the origination of a limited number of commercial and multi-family real estate loans secured by property located in our market area. We do not intend to originate or purchase interests in commercial or multi-family real estate loans secured by properties located outside of our market area.

     We also invests in mortgage-backed securities which are insured by or guaranteed by federal agencies and other investment securities. See "Lending Activities - Originations, Purchases and Sales of Loans and Mortgage-Backed Securities."

     Like all federally chartered savings associations, our operations are regulated by the Office of Thrift Supervision. First Federal is a member of the Federal Home Loan Bank System and a stockholder in the Federal Home Loan Bank of Topeka. First Federal is also a member of the Savings Association Insurance Fund and our deposit accounts are insured up to applicable limits by the FDIC.

     Our revenue is derived principally from interest on mortgage loans and mortgage-backed securities, interest on investment securities, dividends on Federal Home Loan Bank stock and loan origination income.

     On January 6, 1999, The Neodesha Savings and Loan Association, FSA combined with First Federal through the conversion of Neodesha Savings from a mutual savings and loan association to a stock savings and loan association and the simultaneous merger of Neodesha Savings into First Federal. See Note N of the Notes to Consolidated Financial Statements.

     Our  executive   offices  are  located  at  Myrtle  and  Sixth  Streets  in
Independence, Kansas 67301 and our telephone number is (316) 331-1660.

Market Area

     Through our offices in Independence, Coffeyville and Neodesha, Kansas, we currently serve primarily Montgomery and Wilson Counties, Kansas and, to a lesser extent, the eastern part of Chautauqua County in Kansas. We compete in loan originations and in attracting deposits with approximately 25 financial institutions serving our primary market area. We estimate our share of the savings market in Montgomery County and Wilson to be approximately 14%.

     Independence, Kansas, located in southeastern Kansas, is approximately 110 miles from Wichita, Kansas. Independence is the County Seat of Montgomery County and the location of Independence Community College.

     Montgomery County has a population of approximately 37,000. Although the economy of southeast Kansas is closely tied to the gas, oil and agricultural industries, Montgomery County has attracted a variety of other industries. Major employers in Montgomery County include Automotive Controls Corp., Inc., a manufacturer of electronic and electrical parts, City Publishing Company, a publisher of cross-reference directories, Hackney & Sons (Midwest) Inc., a manufacturer of beverage delivery truck bodies, Heartland Cement, a manufacturer of cement and Cessna Aircraft, a manufacturer of single engine airplanes.

Lending Activities

     General. Historically, we have originated fixed-rate mortgage loans. Since 1982, however, we have emphasized, subject to market conditions, the origination and holding of adjustable-rate mortgage loans and loans with shorter terms to maturity than traditional 30-year, fixed-rate loans. Our strategy has been to increase the percentage of assets in our portfolio with more frequent repricing or shorter maturities. In response to customer demand, however, we continue to originate for our loan portfolio fixed-rate mortgages with terms not greater than 30 years.

     Our primary focus in lending activities is on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. Recently, a significant portion of our lending has been in the form of construction loans. To a much lesser extent, we also originates loans secured by non-residential real estate and consumer loans and a limited amount of multi-family real estate loans. See "Originations, Purchases and Sales of Loans and Mortgage-Backed Securities." At September 30, 1999, our net loan portfolio totaled $112.9 million.

     All loans must be reviewed by a committee comprised of the President and three other officers of First Federal. The committee has authority to approve loans secured by real estate to any one borrower of up to $500,000. The executive committee has authority to approve loans up to $750,000 which provide for a personal guarantee from the borrower. Loans in excess of this limit require approval of the First Federal Board of Directors. All loan approvals made by the loan committee are ratified by the First Federal Board of Directors.

     The aggregate amount of loans that First Federal is permitted to make under applicable federal regulations to any one borrower, including related entities, is generally equal to the greater of 15% of unimpaired capital and surplus or $500,000. At September 30, 1999, the maximum amount which First Federal could have lent to any one borrower and the borrower's related entities was approximately $1.8 million. See "Regulation - Federal Regulation of Savings Associations."

     Loan Portfolio Composition. The following information sets forth the composition of our loan portfolio in dollar amounts and in percentages (before deductions (or additions) for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                          September 30,
                                     --------------------------------------------------------------------------------------
                                              1999                           1998                           1997
                                     --------------------------------------------------------------------------------------
                                        Amount      Percent         Amount         Percent         Amount         Percent
                                     --------------------------------------------------------------------------------------
                                                                   (Dollars in Thousands)

Real Estate Loans

 One- to four-family................. $ 84,053        67.55%      $ 71,855           71.06%       $64,152           84.30%
 Multi-family........................      914         0.74          1,001            0.99          1,164            1.53
 Non-residential.....................    9,075         7.29          9,065            8.97          7,479            9.83
 Construction........................   25,052        20.13         16,050           15.87            764            1.00
                                      --------       ------       --------         -------        -------          ------
    Total real estate loans..........  119,094        95.71         97,971           96.89         73,559           96.66
                                      --------       ------       --------         -------        -------          ------

Consumer Loans

 Deposit account.....................      373         0.30            397            0.39            350            0.46
 Automobile..........................    2,867         2.31            961            0.95            705            0.93
 Home equity.........................      911         0.73            837            0.83            550            0.72
 Home improvement....................      217         0.17            234            0.23            274            0.36
 Other...............................      968         0.78            714            0.71            661            0.87
                                      --------       ------       --------         -------        -------          ------

    Total consumer loans.............    5,336         4.29          3,143            3.11          2,540            3.34
                                      --------       ------       --------         -------        -------          ------

     Total Loans.....................  124,430       100.00%       101,114          100.00%        76,099          100.00%
                                                     ======                        =======                         ======

Less

 Loans in process....................   10,429                       6,437                            572
 Deferred fees and discounts.........      355                         337                            300
 Allowance for losses................      753                         656                            668
                                      --------                    --------                        -------
 Total loans receivable, net......... $112,893                    $ 93,684                        $74,559
                                      ========                    ========                        =======



     The following table shows the composition of our loan portfolio by fixed- and adjustable-rate categories at the dates indicated.


                                                                                     September 30,
                                                  ----------------------------------------------------------------------------
                                                            1999                         1998                     1997
                                                  ----------------------------------------------------------------------------
                                                    Amount      Percent          Amount       Percent     Amount      Percent
                                                  ----------------------------------------------------------------------------
                                                                                (Dollars in Thousands)
Fixed-Rate Loans
 Real estate:
  One- to four-family.........................      $ 63,010       50.64%      $ 50,637         50.08%    $37,581      49.38%
  Multi-family................................           566        0.45            639          0.63         683       0.90
  Non-residential.............................         6,576        5.29          6,361          6.29       5,055       6.64
  Construction................................        25,052       20.13         16,050         15.87         764       1.00
                                                    --------       -----      ---------      --------     -------     ------
    Total fixed-rate real estate loans........        95,204       76.51         73,687         72.87      44,083      57.92
 Consumer.....................................         4,425        3.56          2,306          2.28       1,990       2.62
                                                    --------      ------      ---------      --------     -------     ------
    Total fixed-rate loans....................        99,629       80.07         75,993         75.15      46,073      60.54
                                                    --------      ------      ---------      --------      ------     ------

Adjustable-Rate Loans
 Real estate:
  One- to four-family.........................        21,043       16.91         21,218         20.98      26,571      34.92
  Multi-family................................           348        0.28            362          0.36         481       0.63
  Non-residential.............................         2,499        2.01          2,704          2.68       2,424       3.19
  Construction................................           ---         ---            ---           ---         ---        ---
                                                    --------      ------      ---------      --------    --------     ------
     Total adjustable-rate real estate loans..        23,890       19.20         24,284         24.02      29,476      38.74
 Consumer.....................................           911        0.73            837          0.83         550       0.72
                                                    --------      ------      ---------      --------    --------     ------
     Total adjustable-rate loans..............        24,801       19.93         25,121         24.85      30,026      39.46
                                                    --------      ------      ---------      --------    --------     ------

     Total Loans..............................       124,430      100.00%       101,114        100.00%     76,099     100.00%
                                                                  ======                     ========                 ======

Less
 Loans in process.............................        10,429                      6,437                       572
 Deferred fees and discounts..................           355                        337                       300
 Allowance for losses.........................           753                        656                       668
                                                    --------                  ---------                  --------

 Total loans receivable, net..................      $112,893                  $  93,684                   $74,559
                                                    ========                  =========                   =======

     The following schedule shows the scheduled contractual maturities of our loan portfolio at September 30, 1999. Mortgages which have adjustable or renegotiable interest rates are shown as repaying in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                                              Real Estate
                           ---------------------------------------------------------------------------------------------------------
                                   One- to        Multi-family, and
                                 Four-Family       Non-Residential       Construction               Consumer           Total
                           ---------------------------------------------------------------------------------------------------------
                                       Weighted            Weighted              Weighted          Weighted                Weighted
                                        Average             Average              Average            Average                 Average
                              Amount     Rate     Amount     Rate     Amount      Rate    Amount     Rate        Amount      Rate
                           ---------------------------------------------------------------------------------------------------------
                                                                        (Dollars in Thousands)

    Due During Periods
   Ending September 30,
-----------------------

2000.......................  $    542     8.39%     $  814    9.09%  $22,318     9.37%   $1,653      8.81%      $ 25,327     9.30%
2001.......................       143     7.66          56    8.28     1,955     9.07       761      9.86          2,915     9.19
2002.......................       256     7.57          12    7.49       ---      ---     1,228      9.60          1,496     9.24
2003 and 2004..............     1,182     8.22         165    8.17       ---      ---     1,307      9.08          2,654     8.64
2005 to 2009 ..............     9,014     7.48       1,195    8.38       ---      ---       387      8.46         10,598     7.62
2010 to 2024...............    37,566     7.44       7,561    7.98       640     7.42       ---       ---         45,766     7.53
2025 and following.........    35,350     7.21         186    7.47       139     7.50       ---       ---         35,674     7.21
                              -------               ------           -------             ------                 --------
       Total                  $84,053               $9,989           $25,052             $5,336                 $124,430
                              =======               ======           =======             ======                 ========

----------------

(1) Includes demand loans, loans having no stated maturity and overdraft loans.



     The total amount of loans due after September 30, 2000, which have predetermined interest rates is $75.3 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $23.8 million.

     One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by our marketing efforts, through our present customers and walk-in customers, and referrals from real estate brokers and builders. We have focused our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in our market area. At September 30, 1999, our one-to four-family residential mortgage loans, totaled $84.1 million, or 67.6% of our loan portfolio.

     We currently make adjustable-rate, one- to four-family residential mortgage loans in amounts up to 95% of the appraised value, or selling price, of the security property, whichever is less. For loans with a loan-to-value ratio of 90% or greater, we require private mortgage insurance equal to 20% of the loan value in order to reduce our exposure level. For loans with loan-to-value ratios of greater than 80% but less than 90%, we typically require private mortgage insurance to reduce our exposure. The determination as to whether to obtain such insurance is made on a case-by-case basis, based on a variety of factors including the borrower's payment history, the borrower's length of employment, the quality of the property, the term of the loan and the debt to income ratio of the borrower. At September 30, 1999, we had 721 loans totaling $40.3 million with a loan-to-value ratio of greater than 80% but less than 90% and 428 loans totaling $21.5 million with a loan-to-value ratio of 90% or greater.

     We currently offer one-year adjustable-rate mortgage loans at rates determined in accordance with market and competitive factors for a term of up to 30 years. The interest rate charged on adjustable-rate mortgage loans currently originated by us is based upon the one year Constant Maturity Treasury Index. The adjustable-rate loans currently originated by us provide for a 1% annual cap and floor, and a 5% lifetime cap on the interest rate adjustment over the rate in effect on the date of origination. The actual interest rate on these adjustable-rate loans may not be reduced below 5% over the life of the loan. The annual and lifetime caps on interest rate increases reduce the extent to which these loans can help protect us against interest rate risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in our Annual Report to Stockholders attached hereto as Exhibit 13 (the "Annual Report"). Approximately 38.7% of the loans secured by one- to four-family real estate originated by us during fiscal 1999 were originated with adjustable rates of interest. See "Originations, Purchases and Sales of Loans and Mortgage-Backed Securities."

     Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. We believe that these risks, which have not had a material adverse effect on our operations to date, are more than outweighed by the benefits received by offering adjustable-rate mortgage loans.

     We also originate fixed-rate mortgage loans. Fixed-rate loans currently originated by us have terms of up to 30 years. Interest rates charged on these fixed-rate loans are competitively priced according to local market conditions.

     In underwriting residential real estate loans, we evaluate the borrower's ability to make monthly payments, employment history, credit history and the value of the property securing the loan. Potential borrowers are typically qualified for both adjustable- and fixed-rate loans based upon the initial or stated rate of the loan. Adjustable rate loans increase the risk of default to the extent the interest rate adjusts upward and the borrower is unable to make the payments at the increased rate. Although borrowers on adjustable-rate loans are qualified based upon the initial rate of the loan, if a borrower's debt to income ratios are marginal, we will take into consideration the borrower's ability to make future payments in the event the interest rate adjusts upward. Since the size of our average new loan originated is approximately

$50,000, we believe increases in interest rates do not generally increase payment amounts to levels that would significantly impair the borrower's ability to make monthly payments.

     An appraisal of the security property is obtained on all loan applications from Board-approved independent fee appraisers. In connection with the origination of residential real estate loans, we generally require that the borrower obtain an opinion from an attorney regarding the title to the property or title insurance and fire and casualty insurance, as well as flood insurance, where applicable, to protect our interest.

     Approximately $2.5 million, or 2.9% of our one- to four-family residential mortgage loan portfolio, was purchased by us. These loans are primarily secured by property located in Texas and have been in our portfolio for several years. We have purchased only a limited amount of one- to four-family residential mortgage loans since 1989. However, in connection with the opening of a loan production office in Lawrence, Kansas during fiscal 1998, we purchased approximately $5.0 million construction real estate loans. These loans are secured by one- to four-family real estate located in the Lawrence market area. The level of delinquencies in our portfolio of purchased loans secured by one- to four-family residential real estate is consistent with that of the loans originated and retained by us.

     Our residential mortgage loans customarily include due-on-sale clauses giving us the right to declare the loan immediately due and payable in the event, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid. We have enforced due-on-sale clauses in our mortgage contracts for the purpose of increasing our loan portfolio yield. The yield increase is obtained through the authorization of assumptions of existing loans at higher rates of interest and the imposition of assumption fees. One- to four-family real estate loans may be assumed provided home buyers meet our underwriting standards and the loan terms are modified, to the extent necessary, to conform with present yield and maturity requirements.

     Construction Lending. We also make construction loans to builders and individuals for the construction of residences. There were $25.1 million of construction loans outstanding at September 30, 1999.

     The majority of the construction loans were originated at the Lawrence, Kansas loan production office. This office is staffed with an originator and three processors, each of whom has substantial experience in construction lending. Construction loans are made to both builders and individuals and generally have terms of nine months or less and interest rates tied to the prime rate plus a margin. Once the loan rate is determined, however, it remains fixed for the term of the loan. The borrower pays interest only during the construction period. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans, and are approved at our headquarters in Independence. The amount loaned to any one builder is subject to pre-approved guidance lines with the maximum amount not to exceed our loans-to-one-borrower limit.

     Construction loans are generally considered to involve a greater degree of risk than permanent one- to four- family residential mortgage loans. Risk of loss on a construction loan depends largely upon the concurrence of the initial estimate of the property's value at completion of construction and the estimated cost (including interest) of construction, as well as the availability of permanent take-out financing. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project which, when completed, has a value which is insufficient to ensure full repayment. Because of these uncertainties inherent in estimating development and construction costs, it is relatively difficult to evaluate accurately the total loan funds required to complete a project. Also, the funding of loan fees and interest during the construction phase makes the monitoring of the progress of the project particularly important, as customary early warning signals of project difficulties may not be present.

     Non-Residential/Multi-Family Real Estate Lending. In order to enhance the yield on and decrease the average term to maturity of our assets, we have originated and purchased permanent loans and participation interests in loans originated by other lenders secured by non-residential and multi-family real estate. We also have a limited amount of loans secured by land. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report. At September 30, 1999, we had $10.0 million in non-residential/multi-family real estate loans, representing 8.0% of our loan portfolio.

     Approximately 9.2% of the property securing our non-residential/ multi-family (including land) real estate loan portfolio is located outside our primary market area. Many of the properties securing these purchased loans or participations are located in Texas and neighboring states. Some of these areas have experienced adverse economic conditions including a general softening in real estate markets and the local economy, which may result in increased loan delinquencies and loan losses. However, most of our non-residential/multi-family real estate loan portfolio is seasoned and, during the past five years, we have had no significant purchases or participations in such loans.

     The  table  below  sets  forth,   by  type  of   security   property,   our
non-residential/ multi-family real estate loans at September 30, 1999.


                                                                Number        Outstanding            Amount
                                                                  of           Principal         Non-Performing
                                                                 Loans          Balance           or of Concern
                                                             -----------      -----------        --------------

Multi-family................................................        3            $   914               $---
Small business facilities and office buildings..............       46              3,692                ---
Health care facility........................................       13              2,210                ---
Churches....................................................        3                109                ---
Warehouse/mini-storage......................................        3                285                ---
Hotel/motel.................................................        3                555                ---
Land........................................................       45              2,224                ---
                                                                  ---             ------               ----

    Total multi-family residential and non-residential real
        estate loans........................................      116             $9,989               $---
                                                                  ===             ======               ====


     Permanent non-residential and multi-family real estate loans originated by us generally have terms ranging from 5 to 20 years and up to a 30-year amortization schedule. Rates on permanent loans either (i) adjust (subject, in some cases, to specified interest rate caps) at one year intervals to specified spreads over an index, (ii) float (subject, in some cases, to specified interest rate caps) with changes in a specified prime rate or (iii) carry fixed rates. Under our current loan policy, multi-family/non-residential real estate loans (other than loans to facilitate) are written in amounts of up to 80% of the appraised value of the properties. Appraisals on properties securing non-residential and multi-family real estate property loans originated by First Federal are performed by an independent appraiser designated by us at the time the loan is made. All appraisals on multi-family and non-residential real estate loans are reviewed by us. In addition, our underwriting procedures generally require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. Personal guarantees are generally obtained for all or a portion of our multi-family/non-residential real estate loans. While we continue to monitor multi-family/non-residential real estate loans on a regular basis after origination, updated appraisals are not normally obtained after closing unless we believe that there are questions regarding the progress of the loan or the value of the collateral.

     At September 30, 1999, we had no non-residential/multi-family real estate loans to one borrower, or group of borrowers, which had an existing carrying value in excess of $500,000, except for the loans to three unrelated borrowers or groups of borrowers described below. The first loan is secured by a residential care facility located in Caney, Kansas and had an outstanding balance at September 30, 1999 of $809,000. The other loans in excess of $500,000 at September 30, 1999, included a loan with an outstanding balance of $566,000 secured by an apartment building located in Rogers, Arkansas; and a loan with an outstanding balance of $511,000 secured by a guest home located in Caney, Kansas. All of these loans were current at September 30, 1999. See "-Regulation
- Federal Regulation of Savings Associations."

     Non-residential/multi-family real estate lending affords us the opportunity to receive interest at rates higher than that generally available from one- to four-family residential lending. Nevertheless, loans secured by such properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by non-residential/multi-family real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. We have attempted to minimize these risks through our underwriting standards and by lending primarily on existing income-producing properties.

     We also generally maintain an escrow account for most of our loans secured by real estate, in order to ensure that the borrower provides funds to cover property taxes in advance of the required payment. These accounts are analyzed annually to confirm that adequate funds are available. For loans which do not include an escrow requirement, an annual review of tax payments is performed by us in order to confirm payment. In order to monitor the adequacy of cash flows on income-producing properties, the borrower or lead lender is notified annually, requesting financial information including rental rates and income, maintenance costs and an update of real estate property tax payments.

     Consumer Lending. Consumer loans generally have shorter terms to maturity (thus reducing our exposure to changes in interest rates) and carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, we believe that the offering of consumer loan products helps to expand and create stronger ties to our existing customer base, by increasing the number of customer relationships and providing cross-marketing opportunities. At September 30, 1999, our consumer loan portfolio totaled $5.3 million and was 4.3% of our loan portfolio. Under applicable federal law, First Federal is authorized to invest up to 35% of our assets in consumer loans.

     First Federal offers a variety of secured consumer loans, including home equity loans, home improvement loans, auto loans, and loans secured by savings deposits and other consumer collateral. We also offers a limited amount of unsecured loans. We currently originate all of our consumer loans in our market area. Our home equity and home improvement loans comprised approximately 21.1% of our total consumer loan portfolio. These loans are generally originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the appraised value of the property securing the loan. The term to maturity on such loans may be up to seven years. Other consumer loan terms vary according to the type of collateral, length of contract and credit worthiness of the borrower. Our consumer loans generally have a fixed rate of interest, except for the home equity lines of credit which adjust based upon changes in the prime rate.

     We do not originate any consumer loans on an indirect basis (i.e., where loan contracts are purchased from retailers of goods or services which have extended credit to their customers).

     The underwriting standards employed by us for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

     Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as checking account overdraft privilege loans, or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in our consumer loan portfolio has generally been low (at
September 30, 1999, $184,000, or approximately 3.4% of the consumer loan portfolio, was 60 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

Originations, Purchases and Sales of Loans and Mortgage-Backed Securities

     We originate real estate loans through marketing efforts, our customer base, walk-in customers, and referrals from real estate brokers. We originate both adjustable-rate and fixed-rate loans. Our ability to originate loans is dependent upon the relative demand for fixed-rate or adjustable-rate mortgage loans in the origination market, which is affected by the term structure (short-term compared to long-term) of interest rates as well as the current and expected future level of interest rates.

     Historically,  we  have  also  purchased  loans  and  loan  participations, predominantly for non-residential real estate and one- to four-family residential loans. Such purchases have enabled First Federal to offset the relatively low level of loan demand in our principal market areas, to take advantage of favorable lending opportunities in other markets, to diversify our portfolio and to limit origination expenses while generally providing us with a higher yield than was available on mortgage-backed securities.

     We have underwritten our loan purchases using the same criteria it uses in originating loans. Servicing of purchased loans is generally performed by the seller. At September 30, 1999, approximately $4.0 million of First Federal's loan portfolio was serviced by others. During the year ended September 30, 1999, no loans were purchased.

     During recent years, most of our loan purchase opportunities have been at yields that we believed were not sufficiently higher than the yields of comparable mortgage-backed securities that were guaranteed by a Federal agency as to principal and interest (or derived from certificates that were so guaranteed) to offset such credit protection. Accordingly, we have increased our mortgage-backed securities portfolio rather than loan purchases. See "Investment Activities - Mortgage-Backed Securities."

     We had $1.6 million in loans serviced for others as of September 30, 1999.

     The following table shows our loan originations, purchases, sales and repayment activities for the periods indicated.


                                                             Year Ended September 30,
                                                   -----------------------------------------
                                                        1999           1998           1997
                                                   -----------------------------------------
                                                                   (In Thousands)
Originations by type
 Adjustable-rate:
  Real estate - one- to four-family................   $ 8,099        $ 5,984        $ 6,437
              - non-residential....................       649            250            633
  Consumer - home equity...........................        84            117            673
                                                      -------        -------        -------
         Total adjustable-rate.....................     8,832          6,351          7,743
                                                      -------        -------        -------
 Fixed-rate:
  Real estate - one- to four-family................    12,820         14,968         10,167
                  - non-residential................     1,235          3,028          1,492
  Construction.....................................    33,319         23,621            ---
  Consumer - non-residential.......................     3,380          2,294          1,965
                                                      -------        -------        -------
         Total fixed-rate..........................    50,754         43,911         13,624
                                                      -------        -------        -------
         Total loans originated....................    59,586         50,262         21,367
                                                      -------        -------        -------

Purchases
  Real estate - non-residential....................       ---            ---            546
  Construction.....................................       ---          4,984            ---
                                                      -------        -------        -------
         Total purchased...........................       ---          4,984            546
                                                      -------        -------        -------

Sales and Repayments
  Mortgage-backed securities.......................     6,248          6,164          4,412
  Principal repayments(1)..........................    45,303         30,231         15,512
                                                      -------        -------        -------
        Total reductions...........................    51,551         36,395         19,924
Loans transferred from Neodosha....................     9,032            ---            ---
  Increase (decrease) in other items, net(2).......    (4,220)        (5,979)           375
                                                      -------        -------        -------
         Net increase (decrease)...................   $12,847        $12,872        $ 2,364
                                                      =======        =======        =======

------------------
(1)  Includes transfers to real estate acquired through foreclosure.
(2) Consists of loans in process, net deferred origination costs, unamortized discounts and allowance for loan losses.

Asset Quality

     When a borrower fails to make a required payment on a loan, we attempt to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by real estate, a computer generated late notice is sent 15 days after the due date. If the delinquency is not cured between the 30th and 60th day, a personal letter is sent to the borrower and if the delinquency is not cured by the 75th day, contact with the borrower is made by phone. Additional written and verbal contacts are made with the borrower to the extent the borrower appears to be cooperative. If the delinquency is not cured or a payment plan arranged by the 90th day, we send a 30-day default letter and, once that period elapses, usually institute appropriate action to foreclose on the property. Interest income on loans at this point is reduced by the full amount of accrued and uncollected interest. If foreclosed, the property is sold at a sheriff's sale and may be purchased by us. Delinquent consumer loans are handled in a similar manner. If these efforts fail to bring the loan current, appropriate action may be taken to collect any loan payment that remains delinquent. Our procedures for repossession and sale of consumer collateral are subject to various requirements under Kansas consumer protection laws.

     Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. See Note A of the Notes to Consolidated Financial Statements in the Annual Report. Upon acquisition, revenues and expenses from operations and changes in the valuation allowance are included in Real Estate Operations. However, costs relating to the development and improvement of the property are capitalized to the extent of net realizable value.

     Delinquent Loans. The following table sets forth information concerning delinquent loans at September 30, 1999, in dollar amounts and as a percentage of our loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.


                                                    Loans Delinquent for:
                             --------------------------------------------------------------------      Total Loans Delinquent
                                       60-90 Days                        Over 90 Days                      60 Days or More
                             --------------------------------------------------------------------  ---------------------------------
                                                   Percent of                         Percent of                         Percent of
                                                      Total                              Total                              Total
                                                      Loan                               Loan                               Loan
                              Number     Amount     Portfolio    Number     Amount     Portfolio    Number     Amount     Portfolio
                             -------    -------    ----------   -------   ---------  ------------  --------   --------  ------------
                                                                    (Dollars in Thousands)
Real Estate:
  One- to four-family......      13       $923        0.74%         43      $1,724        1.39%         56     $2,647        2.13%
  Construction.............       1          1         ---           6         569        0.46           7        570        0.46
Consumer...................      17         67        0.06          25         117        0.09          42        184        0.15
                                 --       ----        ----          --      ------        ----        ----    -------        ----

     Total.................      31       $991        0.80%         74      $2,410        1.94%        105     $3,401        2.74%
                                 ==       ====        ====          ==      ======        ====         ===     ======        ====


     Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. As a matter of policy, we do not generally accrue interest on loans past due more than 90 days. For all periods presented, troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates) are included in the following table. Real estate acquired through foreclosure includes assets acquired in settlement of loans and reflects the lower of cost or fair value less selling expense.


                                                                   Year Ended September 30,
                                                       ------------------------------------------------
                                                          1999              1998              1997
                                                       ------------------------------------------------
                                                                   (Dollars in Thousands)
Non-accruing loans:
  One- to four-family..................................    $  849           $   217          $    919
  Non-residential real estate..........................       ---                21                98
  Construction.........................................       330                62               ---
  Consumer.............................................       132                35                32
                                                           ------           -------           -------
     Total non-accruing loans..........................     1,311               335             1,049
                                                           ------           -------           -------
Accruing loans delinquent 90 days or more:
   One- to four-family.................................       875               690               292
   Construction........................................       239               223               ---
   Consumer............................................         4                 5               ---
                                                           ------           -------           -------
     Total accruing loans delinquent 90 days or more...     1,118               918               292
                                                           ------           -------           -------
Troubled debt restructurings:
   One- to four-family.................................       ---               ---                50
                                                           ------         ---------         ---------

     Total non-performing loans........................     2,429             1,253             1,391
                                                           ------           -------           -------

Real estate acquired through foreclosure:
  One- to four-family..................................       110                72                12
                                                           ------          --------          --------

Total non-performing assets............................    $2,539            $1,325            $1,403
                                                           ======            ======            ======
Total as a percentage of total assets..................     1.84%             1.07%             1.25%
                                                           =====              ====              ====

     For the year ended September 30, 1999, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $85,365. The amount included in interest income on such loans was $52,611 for the year ended September 30, 1999.

     Included in non-accruing loans at September 30, 1999, were 21 loans totaling $849,000 secured by one- to four-family real estate, four construction loans totaling $330,000 secured by one- to four-family real estate, and 39 consumer loans totaling $132,000. All non-accruing loans at September 30, 1999, were located in our primary market area. At September 30, 1999, accruing loans delinquent 90 days or more included 22 loans totaling $875,000 secured by one- to four-family real estate, two construction loans totaling $239,000 secured by one- to four-family real estate, and one consumer loan totaling $4,000. At September 30, 1999, all of our accruing loans delinquent 90 days or more secured by real estate were located in our primary market area, except for three loans totaling $216,000 secured by a single family residences located in Texas.

     Real Estate Acquired Through Foreclosure. At September 30, 1999, our real estate acquired through foreclosure consisted of five single family residences located in our market area. The properties have a carrying value of $110,000 and are currently held for sale.

     Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are placed on a "watch list" by management.

     When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable losses. General allowances represent loss allowances which have been established to cover probable losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances.

     In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. We had classified assets all of which, at September 30, 1999, are included in the table of non-performing assets on the previous page, as follows:



                                                 September 30,
                                       -----------------------------
                                        1999        1998      1997
                                       -----------------------------
                                                (In Thousands)

Substandard....................         $2,274    $1,320     $1,261
Doubtful.......................            ---         5         92
Loss...........................             15       ---        ---
Pass...........................            250       ---        ---
                                       -------    ------     ------

Total classified assets........         $2,539    $1,325     $1,353
                                        ======    ======     ======


     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on our evaluation of the probable losses in our loan portfolio and changes in the nature and volume of our loan activity. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan allowance. Although we believe it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations. At September 30, 1999, we had an allowance for loan losses of $753,000.

     The following table sets forth an analysis of our allowance for loan losses at the dates indicated.


                                                                  Year Ended September 30,
                                                         -----------------------------------------
                                                              1999          1998          1997
                                                         -----------------------------------------
                                                                   (Dollars in Thousands)

Balance at beginning of period......................          $656          $668          $690

Provision...........................................            66           ---           ---
Transfer from Neodesha merger/conversion............            84           ---           ---
Charge-offs:
  One- to four-family...............................             7            12            22
  Consumer Loans....................................            46           ---           ---
                                                            ------      --------        ------

  Net charge-offs...................................            53            12            22
                                                            ------       -------        ------
Balance at end of period............................          $753         $ 656          $668
                                                              ====         =====          ====

Ratio of net charge-offs during the
 period to total loans at end of
 period.............................................          0.05%         0.01%         0.03%
                                                             =====        ======        ======

Allowance for loan losses to total loans
 at end of period...................................          0.67%         0.70%         0.90%
                                                             =====        ======        ======

Allowance for loan losses to non-performing
 loans at end of period.............................         30.99%        52.30%        48.05%
                                                             =====         =====         =====

     The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:


                                                                         September 30,
                                              ------------------------------------------------------------------
                                                       1999                  1998                   1997
                                              ------------------------------------------------------------------
                                                           Percent               Percent                Percent
                                                          of Loans               of Loans               of Loans
                                                           in Each               in Each                in Each
                                                          Category               Category               Category
                                                          to Total               to Total               to Total
                                                  Amount    Loans        Amount   Loans      Amount      Loans
                                              ------------------------------------------------------------------
                                                                     (Dollars in Thousands)
Real Estate
  One- to four-family........................       $315      67.55%     $ 286      71.06%   $ 391        84.30%
  Multi-family...............................        ---       0.74        ---       0.99      ---         1.53
  Non-residential............................         92       7.29        103       8.97       92         9.83
  Construction...............................        305      20.13        214      15.87      ---         1.00
Consumer.....................................         41       4.29         20       3.11       35         3.34
Unallocated..................................        ---        ---         33        ---      150          ---
                                                  ------     ------      -----     ------    -----       ------
    Total....................................       $753     100.00%     $ 656     100.00%   $ 668       100.00%
                                                    ====     ======      =====     ======    =====       ======

Investment Activities

     General. First Federal must maintain minimum levels of investments that qualify as liquid assets under Office of Thrift Supervision regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above the minimum requirements imposed by the Office of Thrift Supervision regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At September 30, 1999, our liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 9.66%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report.

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

     Generally, our investment policy is to invest funds among various categories of investments and maturities based upon our asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives.

     Investment Securities. At September 30, 1999, investment securities totaled $9.0 million, or 6.5% of total assets. As of such date, we also had a $1.4 million investment in Federal Home Loan Bank stock, satisfying our requirement for membership in the Federal Home Loan Bank of Topeka. It is our general policy to purchase investment securities which are U.S. Government securities or federal agency obligations or other issues that are rated investment grade or have credit enhancements. At September 30, 1999, the average term to maturity or repricing of the investment portfolio was 3.8 years.

     The following table sets forth the composition of our securities portfolio at the dates indicated.

                                                                                         September 30,
                                                           -------------------------------------------------------------------------
                                                                   1999                       1998                     1997
                                                           -------------------------------------------------------------------------
                                                             Book       % of          Book       % of          Book         % of
                                                             Value      Total         Value      Total         Value        Total
                                                           -------------------------------------------------------------------------
                                                                                   (Dollars in Thousands)
Securities held to maturity:
  Federal agency obligations...............................   $6,200      59.35%    $5,000       50.04%      $3,000         34.56%
  U.S. Government Securities...............................      200       1.91        ---         ---          ---           ---
  Municipal Securities.....................................      605       5.79        ---         ---          ---           ---
                                                              ------     ------     ------      -------      ------        ------
    Total Securities held to maturity                          7,005      67.05      5,000       50.04        3,000         34.56
                                                              ------     ------     ------      -------      ------        ------

Securities available for sale:
  U.S. Government securities...............................      ---        ---        ---         ---          999         11.51
  Federal agency obligations...............................    2,000      19.15      3,065       30.68        2,985         34.39
  Other marketable equity securities(1)....................      ---        ---        353        3.53          327          3.77
                                                              ------     ------     ------      -------      ------        ------
     Total securities available for sale...................    2,000      19.15      3,418       34.21        4,311         49.67
                                                              ------      -----     ------     -------       ------        ------

  Federal Home Loan Bank stock.............................    1,442      13.80      1,574       15.75        1,369         15.77
                                                             -------     ------     ------     -------       ------        ------
     Total securities and Federal Home Loan Bank stock.....  $10,447     100.00%    $9,992      100.00%      $8,680        100.00%
                                                             =======     ======     ======      ======       ======        ======

  Average remaining life or term to repricing of
   securities (excluding Federal Home Loan Bank
   stock and other marketable equity securities)...........  3.96 yrs.               3.51 yrs.               4.61 yrs.
Other Interest-Earning Assets:
  Short-term money market investments......................     $375     100.00%     $ 439      100.00%    $2,190          100.00%
                                                                ====     ======      -----      ======     ------          ======

Average remaining life or term to repricing of
securities and other interest-earning assets
(excluding Federal Home Loan Bank stock and other
marketable equity securities)..............................  3.80 yrs.               3.33 yrs.                   3.51 yrs.



--------------
(1)  Represents  primarily   investments  in  mutual  funds  investing  in  U.S.
     Government securities and federal agency obligations.

     The composition and maturities of the securities portfolio, excluding Federal Home Loan Bank of Topeka stock, are indicated in the following table.

                                                          September 30, 1999
                                 -----------------------------------------------------------------------
                                   Less Than      1 to 5        5 to 10         Total Investment
                                     1 Year        Years         Years             Securities
                                 -----------------------------------------------------------------------
                                   Amortized     Amortized     Amortized     Amortized
                                      Cost         Cost          Cost          Cost       Fair Value
                                 -----------------------------------------------------------------------
                                                        (Dollars in Thousands)

Held to Maturity:
  Municipal Securities...........      $410    $     ---       $   195       $   605      $    602
  U.S. Government Securities.....       ---          200           ---           200           200
  Federal agency obligations.....       100        1,100         5,000         6,200         6,156
                                        ---      -------       -------       -------       -------
    Total Investment Securities        $510       $1,300        $5,195        $7,005        $6,958
     Weighted average yield......     4.25%        5.66%         6.91%         6.49%
                                      ====         ====          ====          ====

Available for Sale:
  Federal agency obligations.....      $---       $1,996         $ ---        $1,996        $2,000
                                       ----       ------         -----        ------        ------
     Total investment securities.      $---       $1,996         $ ---        $1,996        $2,000
                                       ====       ======         =====        ======        ======
     Weighted average yield......       ---%        5.86%          --- %        5.86%
                                       ====       ======         =====        ======


     Our securities portfolio at September 30, 1999, did not contain securities of any issuer with an aggregate book value in excess of 10% of our stockholders' equity, excluding securities issued by the United States Government, or its agencies.

     Our securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors. Investments may be made by First Federal officers within specified limits and must be approved in advance by the Board of Directors for transactions over certain limits. At September 30, 1999, we held no investments for trading purposes, but did hold securities as available for sale with an amortized cost and market value of $2.0 million and $2.0 million, respectively.

     Mortgage-Backed Securities. We have a portfolio of mortgage-backed securities and have utilized such investments to complement our mortgage lending activities. At September 30, 1999, our mortgage-backed securities totaled $10.9 million. For information regarding the carrying and fair values of our mortgage-backed securities portfolio, see Note C of the Notes to Consolidated Financial Statements in the Annual Report.

     At September 30, 1999, $7.1 million, or 64.8%, of First Federal's mortgage-backed securities carried adjustable-rates of interest. Under the Office of Thrift Supervision's risk-based capital requirements, Ginnie Mae mortgage-backed securities have a zero percent risk weighting and Fannie Mae, Freddie Mac and AA-rated mortgage-backed securities have a 20% risk weighting, in contrast to the 50% risk weighting carried by one- to four-family performing residential mortgage loans.

     The  following  table  sets  forth  the   contractual   maturities  of  the
mortgage-backed securities at September 30, 1999.


                                                                           Due in
                                    ------------------------------------------------------------------------------------------------

                                     6 months     6 months      1 to       3 to 5       5 to 10    10 to 20     Over 20     Book
                                      or Less     to 1 Year    3 Years      Years        Years       Years       Years      Value
                                    ------------------------------------------------------------------------------------------------
                                                                               (In Thousands)
Held to Maturity
Adjustable-Rate Mortgage-Backed
Securities:
  Freddie Mac......................      $---         $---        $---        $---         $---     $   341      $2,673   $  3,014
  Fannie Mae.......................       ---          ---         ---         ---          ---       1,344       2,710      4,054
                                        -----        -----       -----       -----        -----      ------      ------    -------
     Total adjustable-rate.........       ---          ---         ---         ---          ---       1,685       5,383      7,068
                                        -----        -----       -----       -----        -----      ------      ------    -------

Fixed-Rate Mortgage-Backed
Securities:
Freddie Mac........................       ---          ---         ---         ---        1,736         479         ---      2,215
Fannie Mae.........................       ---          ---         ---         ---        1,376         224         ---      1,600
Ginnie Mae.........................       ---          ---         ---         ---          ---         ---          29         29
                                        -----        -----       -----       -----     --------   ---------   ---------   --------
  Total fixed-rate.................       ---          ---         ---         ---        3,112         703          29      3,844
                                        -----        -----       -----       -----        -----     -------   ---------   --------
Total mortgage-backed securities held
    to maturity....................      $---         $---        $---        $---       $3,112      $2,388      $5,412    $10,912
                                         ====         ====        ====        ====       ======      ======      ======    =======


Sources of Funds

     General. Our primary sources of funds are deposits, amortization and repayment of loan principal (including mortgage-backed securities), sales or maturities of investment securities, mortgage-backed securities and short-term investments, borrowings, and funds provided from operations.

     Borrowings may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and have been used in the past on a longer-term basis to support lending activities. We had $27.5 million in Federal Home Loan Bank advances outstanding at September 30, 1999.

     Deposits. We offer a variety of deposit accounts having a wide range of interest rates and terms. Our deposits consist of passbook accounts, NOW accounts, and money market and certificate accounts. We rely primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. We only solicit deposits from our market area and do not use brokers to obtain deposits.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts we offer have allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. We manage the pricing of our deposits in keeping with our asset/liability management and profitability objectives. Based on our experience, we believe that our passbook, NOW and non-interest-bearing checking accounts are relatively stable sources of deposits. However, our ability to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered for the dates indicated and the rates offered. See Note H of the Notes to the Consolidated Financial Statements in the Annual Report for weighted average nominal rates.


                                                                         September 30,
                                          ------------------------------------------------------------------------------
                                                    1999                     1998                     1997
                                          ------------------------------------------------------------------------------
                                                          Percent                 Percent                  Percent
                                             Amount      of Total     Amount     of Total      Amount     of Total
                                          ------------------------------------------------------------------------------
                                                                    (Dollars in Thousands)
Transactions and Savings Deposits:

 Passbook Demand (2.85%)..................   $ 4,583         4.79%    $ 2,745          3.40%    $2,703         3.54%
 NOW Accounts (2.00-2.50%)................     6,503         6.81       3,939          4.88      3,763         4.93
 Money Market Accounts (2.50-5.25%).......    26,541        27.78      21,952         27.22     20,702        27.13
                                              ------       ------     -------        ------     ------       ------

   Total Transactions and Savings Deposits    37,627        39.38      28,636         35.50     27,168        35.60
                                              ------       ------      ------         -----     ------       ------

Certificates:

 0.00  -  3.99%...........................       212         0.22           3           .01          5         0.01
 4.00  -  4.99%...........................    15,802        16.54       1,792          2.22      2,189         2.87
 5.00  -  5.99%...........................    36,768        38.49      45,364         56.24     39,911        52.30
 6.00  -  6.99%...........................     5,030         5.27       4,751          5.89      6,930         9.08
 7.00%  and over..........................        14         0.01          27           .03         26         0.03
                                             -------       ------     -------        ------   --------       ------

Total Certificates........................    57,826        60.53      51,937         64.39     49,061        64.29
                                             -------       ------      ------         -----     ------       ------
Accrued Interest..........................        86         0.09          85           .11         82         0.11
                                             -------       ------     -------       --------  --------       ------
Total Deposits............................   $95,539       100.00%    $80,658        100.00%   $76,311       100.00%
                                             =======       ======     =======        ======    =======       ======


     The following table sets forth our savings flows during the periods indicated. Net increase refers to the amount of deposits during a period less the amount of withdrawals during the period.

                                                                             Year Ended September 30,
                                                              -------------------------------------------------------

                                                                     1999              1998              1997
                                                              -------------------------------------------------------
                                                                              (Dollars in Thousands)


Opening balance...............................................      $ 80,573          $ 76,229          $ 69,356
Neodesha Acquisition..........................................        12,671               ---               ---
Deposits......................................................       131,061           101,678            86,304
Withdrawals...................................................      (132,286)         (100,512)          (82,247)
Interest credited.............................................         3,434             3,178             2,816
                                                                   ---------          --------          --------
Ending balance................................................       $95,453          $ 80,573          $ 76,229
                                                                     =======          ========          ========

Net increase..................................................       $14,880        $    4,344         $   6,873
                                                                     =======        ==========         =========

Percent increase.............................................         18.47%             5.70%             9.91%
                                                                      =====              ====              ====


     The  following   table  shows  rate  and  maturity   information   for  our
certificates of deposit as of September 30, 1999.

                                        0.00-      4.00-     5.00-       6.00-    7.00% or                Percent
                                        3.99%      4.99%     5.99%       6.99%     greater      Total    of Total
                                ---------------------------------------------------------------------------------
Certificate accounts maturing
 in quarter ending:

December 31, 1999...............        $212     $2,546     $4,474     $   592       $---     $ 7,824      13.53%
March 31, 2000..................        ---       3,772      2,755       1,251         14       7,792      13.48
June 30, 2000...................        ---       2,957      4,145         123        ---       7,225      12.49
September 30, 2000..............        ---       3,984      2,104         301        ---       6,389      11.05
December 31, 2000...............        ---       1,528      1,159         580        ---       3,267       5.65
March 31, 2001..................        ---       1,016      5,414         ---        ---       6,430      11.12
June 30, 2001...................        ---         ---      1,531          76        ---       1,607       2.78
September 30, 2001..............        ---         ---      3,795         433        ---       4,228       7.31
December 31, 2001...............        ---         ---      4,470         686        ---       5,156       8.92
March 31, 2002..................        ---         ---      3,553         375        ---       3,928       6.79
June 30, 2002...................        ---         ---         71           2        ---          73       0.13
September 30, 2002..............        ---         ---        187         ---        ---         187       0.32
December 31, 2002...............        ---         ---         62           1        ---          63       0.11
Thereafter......................        ---         ---      3,047         610        ---       3,657       6.32
                                     ------ -----------   --------    --------      -----    --------    -------

  TOTAL.........................       $212     $15,803    $36,767      $5,030        $14     $57,826     100.00%
                                       ====     =======    =======      ======        ===     =======     ======

Percent of Total................       0.37%     27.33%     63.58%       8.70%      0.02%
                                       ====      =====      =====        ====       ====


     The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of September 30, 1999.

                                                                       Maturity
                                                -----------------------------------------------------------------
                                                                  Over          Over
                                                  3 Months       3 to 6       6 to 12        Over
                                                   or Less       Months        Months      12 Months       Total
                                                -----------------------------------------------------------------
                                                                           (In Thousands)

Certificates of deposit less than $100,000.....     $6,671        $6,625       $11,861      $27,137       $52,294
Certificates of deposit of $100,00 or more.....        412           867         1,161        1,459         3,899
Public funds(1)................................        741           300           592          ---         1,633
                                                  --------       -------     ---------  -----------      --------
Total certificates of deposit..................     $7,824        $7,792       $13,614      $28,596       $57,826
                                                    ======        ======       =======      =======       =======

--------------
(1) Deposits from governmental and other public entities.


     Borrowings. Although deposits are our primary source of funds, our policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return. In addition, we have relied upon borrowings for short-term liquidity needs.

     We may obtain advances from the Federal Home Loan Bank of Topeka upon the security of our capital stock in the Federal Home Loan Bank of Topeka and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At September 30, 1999, we had $27.5 million in Federal Home Loan Bank advances outstanding.

     The following table sets forth the maximum month-end balance and average balance of our Federal Home Loan Bank advances and other borrowings at and for the dates indicated.


                                                               At and for the Year Ended September 30,
                                                  ------------------------------------------------------------
                                                          1999                  1998                  1997
                                                  ------------------------------------------------------------
                                                                           (In Thousands)
Maximum Balance:
 Federal Home Loan Bank advances.................         $33,400               $30,100               $25,000

Average Balance:
 Federal Home Loan Bank advances.................         $29,217               $26,492               $23,583



     The following table sets forth certain information as to our Federal Home Loan Bank advances at the dates indicated.


                                                                                   September 30,
                                                                 ----------------------------------------------
                                                                       1999            1998             1997
                                                                 ----------------------------------------------
                                                                              (Dollars in Thousands)

Federal Home Loan Bank advances..................................      $27,500          $30,100         $23,700

Weighted average interest rate of Federal Home Loan Bank
 advances........................................................       5.474%           5.684%          5.930%


Regulation

     General. First Federal is a federally chartered savings and loan association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, First Federal is subject to broad federal regulation and oversight extending to all of our operations. First Federal is a member of the Federal Home Loan Bank of Topeka and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System. As the savings and loan holding company of First Federal, First Independence also is subject to federal regulation and oversight.

     Federal Regulation of Savings Associations. The Office of Thrift Supervision has extensive authority over the operations of savings associations. As part of this authority, we are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the FDIC. The last regular Office of Thrift Supervision and FDIC examinations of First Federal were commenced as of July 1998 and October 1992, respectively. When these examinations are conducted by the Office of Thrift Supervision and the FDIC, the examiners may require First Federal to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the Office of Thrift Supervision. First Federal's Office of Thrift Supervision assessment for the fiscal year ended September 30, 1999, was $37,801.

     The Office of Thrift Supervision also has extensive enforcement authority over all savings institutions and their holding companies, including First Federal and First Independence. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.

     Our general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30,

1999, our lending limit under this restriction was approximately $1.8 million. At September 30, 1999, we had no loans in excess of our loans-to-one-borrower limit.

     Insurance of Accounts and Regulation by the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Federal Home Loan Bank or the Bank Insurance Fund. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC semi-annually. At September 30, 1999, First Federal was classified as a well-capitalized institution.

     Effective January 1, 1997, the premium schedule for Bank Insurance Fund and Savings Association Insurance Fund insured institutions ranged from 0 to 27 basis points. However, Savings Association Insurance Fund insured institutions and Bank Insurance Fund insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about six basis points for each $100 in domestic deposits for Savings Association Insurance Fund members while Bank Insurance Fund insured institutions pay an assessment equal to about 1.50 basis points for each $100 in domestic deposits. The savings institutions assessment is expected to be reduced to about two basis points no later than January 1, 2000, when Bank Insurance Fund insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of Bank Insurance Fund and Savings Association Insurance Fund deposits, will continue until the bonds mature in the year 2015.

     Regulatory Capital Requirements. Federally insured savings associations, such as First Federal, are required to maintain a minimum level of regulatory capital. The Office of Thrift Supervision has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At September 30, 1999, First Federal had tangible capital of $12.1 million, or 8.76% of adjusted total assets, which is approximately $10.0 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At September 30, 1999, First Federal did not have any intangible assets.

     The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At September 30, 1999, we had core capital equal to $12.1 million, or 8.76% of adjusted total assets, which is $8.0 million above the minimum leverage ratio requirement of 3% as in effect on that date.

     The Office of Thrift Supervision risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the Office of Thrift Supervision has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

     On September 30, 1999, we had total risk-based capital of approximately $12.8 million, including $12.1 million in core capital and $753,000 in qualifying supplementary capital, and risk-weighted assets of $66.9 million, or total capital of 19.2% of risk-weighted assets. This amount was $7.5 million above the 8% requirement in effect on that date.

     The Office of Thrift Supervision is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The Office of Thrift Supervision and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The Office of Thrift Supervision is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the Office of Thrift Supervision may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The Office of Thrift Supervision is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

     The Office of Thrift Supervision is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The imposition by the Office of Thrift Supervision or the FDIC of any of these measures on First Independence or First Federal may have a substantial adverse effect on our operations and profitability.

     Limitations on Dividends and Other Capital Distributions. The Office of Thrift Supervision imposes various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. The Office of Thrift Supervision also prohibits a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result of such action, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with the association's mutual to stock conversion.

     First Federal may make a capital distribution without the approval of the Office of Thrift Supervision provided we notify the Office of Thrift Supervision, 30 days before we declare the capital distribution and we meet the following requirements: (i) we have a regulatory rating in one of the two top examination categories, (ii) we are not of supervisory concern, and will remain adequately- or well-capitalized, as defined in the Office of Thrift Supervision prompt corrective action regulations, following the proposed distribution, and
(iii) the distribution does not exceed our net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If we do not meet the above stated requirements, we must obtain the prior approval of the Office of Thrift Supervision before declaring any proposed distributions.

     Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institutions may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, these assets primarily consist of residential housing related loans and investments. At September 30, 1999, First Federal met the test and has always met the test since its effectiveness. First Federal's qualified thrift lender percentage was 96.6% at September 30, 1999.

     Any savings institution that fails to meet the qualified thrift lender test must convert to a national bank charter, unless it requalifies as a qualified thrift lender and remains a qualified thrift lender. If an institution does not requalify and converts to a national bank charter, it must remain Savings Association Insurance Fund-insured until the FDIC permits it to transfer to the Banking Insurance Fund. If an institution have not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the institution is immediately ineligible to receive any new Federal Home Loan Bank borrowings and is subject to national bank limits for payment of dividends. If the institution has not requalified or converted to a national bank within three years after the failure, it must sell all investments and stop all activities not permissible for a national bank. In addition, it must repay promptly any outstanding Federal Home Loan Bank borrowings, which may result in prepayment penalties. If any institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

     Community Reinvestment Act. Under the Community Reinvestment Act, every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with the examination of First Federal, to assess the institution's record of meeting the credit needs of our community and to take this record into account in our evaluation of certain applications, such as a merger or the establishment of a branch, by First Federal. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. First Federal was examined for Community Reinvestment Act compliance in March 1998 and received a rating of "satisfactory".

     Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of First Federal include First Independence and any company which is under common control with First Federal. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Office of Thrift Supervision has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the Office of Thrift Supervision. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

     Holding Company Regulation. First Independence is a unitary savings and loan holding company subject to regulatory oversight by the Office of Thrift
Supervision. First Independence is required to register and file reports with the Office of Thrift Supervision and is subject to regulation and examination by the

Office of Thrift Supervision. In addition, the Office of Thrift Supervision has enforcement authority over First Independence and its non-savings association subsidiaries which also permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

     As a unitary savings and loan holding company, First Independence generally is not subject to activity restrictions. If First Independence acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company and the activities of First Independence and any of our subsidiaries (other than First Federal or any other Savings Association Insurance Fund insured savings association) would generally become subject to additional restrictions. If we fail the qualified thrift lender test, within one year First Independence must register as, and will become subject to, the significant activity restrictions applicable to bank holding companies.

     Federal Securities Law. The stock of First Independence is registered with the SEC under the Securities Exchange Act of 1934, as amended. First Independence is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

     First Independence stock held by persons who are affiliates (generally executive officers, directors and 10% shareholders) of First Independence may not be resold without registration or unless sold in accordance with certain resale restrictions. If First Independence meets specified current public information requirements, each affiliate of First Independence is able to sell in the public market, without registration, a limited number of shares in any three-month period.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 1999, First Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Office of Thrift Supervision. See "--Liquidity and Capital Resources" in the Annual Report.

     Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings, before borrowing from the Federal Reserve Bank.

     Federal Home Loan Bank System. First Federal is a member of the Federal Home Loan Bank of Topeka, which is one of 12 regional Federal Home Loan Banks that administer the home financing credit function of savings associations. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Board. All advances from the Federal Home Loan Bank are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. In addition, all long-term advances must be used for residential home financing.

     As a member, First Federal is required to purchase and maintain a minimum amount of stock in the Federal Home Loan Bank of Topeka. At September 30, 1999, First Federal had $1.4 million in Federal Home Loan Bank stock, which was in compliance with this requirement. In past years, First Federal has received substantial dividends on our Federal Home Loan Bank stock. For the fiscal year ended September 30, 1999, dividends paid by the Federal Home Loan Bank of Topeka to First Federal totaled $125,548, which constitutes a $15,957 increase over the amount of dividends received in fiscal 1998. Over the past five fiscal years these dividends have averaged 6.77% and were 7.0% for fiscal 1999.

Federal and State Taxation

     Federal Taxation. Savings institutions that met certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended, had been permitted to establish reserves for bad debts and to make annual additions which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction is now computed under the experience method.

     In addition to the regular income tax, corporations, including savings institutions generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

     To the extent earnings appropriated to a savings institutions bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the institution's supplemental reserves for losses on loans, such excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 1999, First Federal's excess for tax purposes totaled approximately $2.8 million.

     We file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. Savings institutions that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

     Our federal income tax returns for the last three years are open to possible audit by the IRS. No returns are being audited by the IRS at the current time. In our opinion, any examination of still open returns would not result in a deficiency which could have a material adverse effect on our financial condition.

     Kansas Taxation. First Independence and First Federal file separate Kansas income and Kansas privilege tax returns on a fiscal year basis using the accrual method of accounting.

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

     We have not been audited by the Kansas Department of Revenue for the last ten years and have Kansas privilege tax returns which are open and subject to audit for the years 1996 through 1998. In our opinion, any examination of such open returns would not result in a deficiency which could have a material adverse effect on our financial condition.

     Delaware Taxation. As a Delaware holding company, First Independence is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. We are also subject to an annual franchise tax imposed by the State of Delaware.

     For additional information regarding taxation, see Note K of the Notes to the Consolidated Financial Statements in the Annual Report.

Competition

     We face strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from commercial banks and credit unions.

     We attract all of our deposits, primarily from Montgomery and Wilson County where our offices are located; therefore, competition for those deposits is principally from commercial banks and credit unions located in the same communities. We compete for these deposits by offering a variety of deposit accounts at competitive rates and convenient business hours. We estimate our share of the savings market in our primary market area to be approximately 14%.

Executive Officers of First Independence

     The following table sets forth certain information with respect to each of the executive officers of First Independence.


           NAME                AGE(1)                                  POSITION(S) HELD
-----------------------------------------------------------------------------------------------
Larry G. Spencer                 51                President and Chief Executive Officer
Gary L. Overfield                47                Senior Vice President and Secretary
James B. Mitchell                44                Vice President and Chief Financial Officer

----------------
(1)  At September 30, 1999.

Executive Officers of First Federal

     The following table sets forth certain information with respect to each of the executive officers of First Federal.


           NAME                AGE(1)                                  POSITION(S) HELD
---------------------------------------------------------------------------------------------------------------
Larry G. Spencer                 51                President and Chief Executive Officer and Director
Gary L. Overfield                47                Senior Vice President, and Secretary and Chief Loan Officer
Jim L. Clubine                   46                Vice President and Asset Manager
James B. Mitchell                44                Vice President and Chief Financial Officer

----------------
(1)  At September 30, 1999.

     Larry G. Spencer. Mr. Spencer is President and Chief Executive Officer of First Federal. Mr. Spencer has been employed by First Federal since 1974 and has held a variety of positions including Executive Vice President. Mr. Spencer was promoted to his present position in 1990. Mr. Spencer received a degree in Business Administration from Pittsburg State University and served in the U.S. Army for three years. He has served on the board of the Chamber of Commerce, Main Street, the Independence Community College Endowment Association, Community Chest and Junior Achievement. He is presently a member of the board of Heartland Community Bankers, USD #446 Endowment Association, Kansas Food Bank, and Independence Industries. He is also a member of the Rotary Club.

     Gary L. Overfield. Mr. Overfield is Senior Vice President, Secretary and Chief Loan Officer of First Federal, a position he has held since 1990. Mr. Overfield has been employed by First Federal since 1976 and has held a variety of positions including Vice President and Loan Officer from 1985 to 1990.

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

     Jim L. Clubine. Mr. Clubine is Vice President and Asset Manager of First Federal, a position he has held since 1990. Prior to joining First Federal, he was employed as Branch Manager by MidAmerica Federal of Parsons, Kansas from 1979 to 1990. Mr. Clubine is a member of Independence Chamber of Commerce (Ambassador Club), Mercy Hospital Foundation Fund Raising Committee, Eisenhower Site Council team, Airport Advisory Board, Carnival Chairman for Neewolah, and a member of the Rotary Club. He was a previous Chairman of the March of Dimes and former board member for Chamber of Commerce, Community Chest and Junior Achievement. Mr. Clubine is a graduate of Kansas State University.

     James B. Mitchell. Mr. Mitchell is Vice President and Chief Financial Officer of First Federal, a position he has held since March 1992. Prior to joining First Federal, he was employed by Eureka Savings Bank, Eureka, Kansas, in the capacity of Strategic Asset Manager from 1988 to 1991 and Chief Financial Officer from 1991 to 1992. From 1976 to 1988, Mr. Mitchell was Chief Financial Officer for Peoples Savings and Loan, Parsons, Kansas. He is presently a member of the board of Junior Achievement. Mr. Mitchell has an accounting degree from Pittsburg State University.

Employees

     At September 30, 1999, we had a total of 36 employees. Our employees are not represented by any collective bargaining group. We consider our employee relations to be good.

Item 2. Description of Property

     First Independence owns its offices located at Myrtle and Sixth in Independence, Kansas, McArthur and Eleventh in Coffeyville, Kansas and Eight and Main in Neodesha, Kansas. The total net book value of First Independence's premises and equipment at September 30, 1999, was $1,322,128.

     First Federal established a loan production office in Lawrence, Kansas effective October 15, 1997. The office primarily originates construction loans in Lawrence and the surrounding area. Loan approvals are made at the main office with disbursements and collections handled at the loan production office.

     We maintain depositor and borrower customer files on an on-line basis with the FiServ Data Processing System, Milwaukee, Wisconsin. The net book value of the data processing and computer equipment utilized by us at September 30, 1999, was approximately $127,000.

Item 3. Legal Proceedings

     We are involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is our opinion, after consultation with counsel representing us in the proceedings, that the resolution of these proceedings should not have a material effect on the results of operations. We were not involved in any legal proceedings at September 30, 1999.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1999.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     Pages 41 and 42 of the attached 1999 Annual Report to Stockholders is herein incorporated by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

     Pages 4 through 14 of the attached 1999 Annual Report to Stockholders is herein incorporated by reference.

Item 7. Financial Statements

     The following information appearing in our Annual Report to Stockholders for the year ended September 30, 1999, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.


                                                                                                        Pages in
                                                                                                         Annual
                                       Annual Report Section                                             Report
-----------------------------------------------------------------------------------------------------------------

Report of Independent Certified Public Accountants.................................................      15
Consolidated Balance Sheets (September 30, 1999 and 1998)..........................................      16-17
Consolidated Statements of Earnings (For the Years Ended September 30, 1999
  and 1998)........................................................................................      18
Consolidated Statements of Comprehensive Income (For the Years Ended September
30, 1999 and 1998).................................................................................      19
Consolidated Statements of Stockholders' Equity (For the Years Ended September 30,
1999 and 1998).....................................................................................      20
Consolidated Statements of Cash Flows (For the Years Ended September 30, 1999
  and 1998)........................................................................................      21-22
Notes to Consolidated Financial Statements.........................................................      23-40



     With the exception of the aforementioned information in Part II of the Form 10-KSB, our Annual Report to Stockholders for the year ended September 30, 1999 is not deemed filed as part of this Annual Report on Form 10-KSB.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

     Information concerning our Directors is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2000, a copy of which will be filed not later than 120 days after the close of fiscal year.

Executive Officers

     Information regarding the business experience of our executive officers contained in Part I of this Form 10-KSB is incorporated herein by reference.

Item 10. Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Exhibits and Reports on Form 8-K

         (a)  Exhibits

                                                                                                      Reference to
  Regulation S-B                                                                                     Prior Filing or
     Exhibit                                                                                         Exhibit Number
      Number                                          Document                                       Attached Hereto
--------------------------------------------------------------------------------------------------------------------
2                   Plan of acquisition, reorganization, arrangement, liquidation, or succession          None
3(a)                Articles of Incorporation                                                               *
3(b)                By-Laws                                                                                 *
4                   Instruments defining the rights of security holders, including debentures               *
9                   Voting Trust Agreement                                                                None
10                  Executive Compensation Plans and Arrangements
                             (a)  1994 Stock Option and Incentive Plan                                     **
                             (b)  Recognition and Retention Plan                                            *
                             (c)  Employment Agreements                                                     *
11                  Statement re:  computation of per share earnings                                       ***
12                  Statement re:  computation of ratios                                              Not Required
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

***See Note A of Notes to Consolidated Financial Statements in the Annual Report to Shareholders' attached hereto as Exhibit 13.

         (b)  Reports on Form 8-K

     During the quarter ended September 30, 1999, we did not file any Current Reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FIRST INDEPENDENCE CORPORATION




Date:  December 29, 1999   By:    /s/Larry G. Spencer
-------------------------         ----------------------------------------------
                                  Larry G. Spencer, President, Chief Executive
                                  Officer and Director (Duly Authorized
                                  Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Larry G. Spencer                                          /s/ James B. Mitchell
--------------------------------------------                  -------------------------------------------
Larry G. Spencer, President, Chief Executive                  James B. Mitchell, Vice President and Chief
Officer, Officer and Director (Principal                      Financial Officer (Principal Financial and
Executive and  Operating Officer)                             Accounting Officer)

Date:  December 29, 1999                                      Date:  December 29, 1999



/s/ JoVonnah Boecker                                          /s/ William T. NewKirk II
--------------------------------------------                  -------------------------------------------
JoVonnah Boecker, Director                                    William T. NewKirk II, Director

Date:  December 29, 1999                                      Date:  December 29, 1999



/s/ Harold L. Swearingen                                      /s/ Joseph M. Smith
--------------------------------------------                  -------------------------------------------
Harold L. Swearingen, Director                                Joseph M. Smith, Director

Date:  December 29, 1999                                      Date:  December 29, 1999



/s/ Lavern W. Strecker                                        /s/ Robert A. Johnson
--------------------------------------------                  -------------------------------------------
Lavern W. Strecker, Director                                  Robert A. Johnson, Director

Date:  December 29, 1999                                      Date:  December 29, 1999

                                INDEX TO EXHIBITS




Exhibit
Number
--------------------------------------------------------------------------------

11        Statement Regarding  Computation of Per Share Earnings (included under
          Note A of Notes to  Consolidated  Financial  Statements  in the Annual
          Report to Stockholders' attached hereto as Exhibit 13)

13        Annual Report to Security Holders

21        Subsidiaries of the Registrant

23        Consent of Accountants

27        Financial Data Schedule
