Form 10QSB
period 1999-12-31
FIRST INDEPENDENCE CORP /DE/
filed 2000-02-14
CIK 908486

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                        --------------------------------

                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1999

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

         As of February 11, 2000, there were 1,015,543 shares of the Registrant's common stock outstanding.

                         FIRST INDEPENDENCE CORPORATION


                                      INDEX


PART I.  FINANCIAL INFORMATION (UNAUDITED)                              PAGE NO.

Item 1.  Consolidated Condensed Financial Statements

         Consolidated Condensed Balance Sheets as of
         December 31, 1999 and September 30, 1999                             3

         Consolidated Condensed Statements of Earnings
         for the Three Months Ended December 31, 1999
         and 1998                                                             4

         Consolidated Condensed Statements of Comprehensive
         Income for the Three Months Ended December 31,
         1999 and 1998                                                        5

         Consolidated Condensed Statement of Stockholders'
         Equity for the Year Ended September 30, 1999 and
         Three Months Ended December 31, 1999                                 6

         Consolidated Condensed Statements of Cash
         Flows for the Three Months Ended December 31,
         1999 and 1998                                                        7

         Notes to Consolidated Condensed Financial
         Statements                                                           8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                           10

PART II. OTHER INFORMATION                                                    16

         Signature Page                                                       17

                          PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                   December 31,     September 30,
                                                                       1999              1999
                                                                 --------------    --------------
                                                                             (Unaudited)
ASSETS
Cash and due from banks                                          $     989,087     $   1,064,794
Other interest-earning deposits                                      1,014,798           375,201
                                                                 -------------     -------------
  Cash and cash equivalents                                          2,003,885         1,439,995
Investment securities held to maturity (fair value:
  December 31, 1999 - $6,889,968;
  September 30, 1999 - $6,957,733)                                   7,005,443         7,005,279
Investment securities available for sale                             1,985,400         1,999,800
Mortgage-backed securities held to maturity (fair value:
  December 31, 1999 - $10,231,571;
  September 30, 1999 - $10,852,983)                                 10,293,742        10,912,279
Loans receivable, net                                              117,107,119       112,893,406
Real estate acquired through foreclosure                               368,159           109,579
Premises and equipment, net                                          1,389,933         1,322,128
Federal Home Loan Bank Stock, at cost                                1,679,000         1,441,600
Accrued interest receivable                                            990,922           887,465
Other assets                                                            70,439           119,809
                                                                 -------------     -------------
  Total assets                                                   $ 142,894,042     $ 138,131,340
                                                                 =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                       $  94,480,451     $  95,452,864
  Advances from borrowers for taxes and insurance                      487,487           825,330
  Advances from Federal Home Loan Bank                              33,200,000        27,500,000
  Income taxes payable                                                 180,589            71,277
  Other accrued expenses and liabilities                             1,174,737         1,175,261
                                                                 -------------     -------------
       Total liabilities                                           129,523,264       125,024,732
Stockholders' equity
  Preferred stock, $.01 par value, 500,000
    shares authorized, none issued                                          --                --
  Common stock, $.01 par value, 2,500,000 shares authorized,
    1,649,288 shares issued                                             16,493            16,493
  Additional paid-in capital                                         8,150,838         8,132,391
  Retained earnings - substantially restricted                      11,096,333        10,876,339
  Accumulated other comprehensive income (loss)                         (7,174)            2,316
  Treasury stock at cost, 585,558 shares at December 31, 1999
    and 587,458 shares at September 30, 1999                        (5,709,294)       (5,721,251)
  Required contributions for shares acquired by ESOP                  (176,418)         (199,680)
                                                                 -------------     -------------
      Total stockholders' equity                                    13,370,778        13,106,608
                                                                 -------------     -------------
      Total liabilities and stockholders' equity                 $ 142,894,042     $ 138,131,340
                                                                 =============     =============


---------------------------------

The accompanying notes are an integral part of these statements.

                          PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS


                                            Three Months Ended
                                                December 31,
                                        ----------------------------
                                             1999           1998
                                        ------------    ------------
Interest income                                  (Unaudited)
  Loans receivable                      $ 2,318,624     $ 1,940,637
  Mortgage-backed securities                162,404         251,989
  Investment securities                     143,980         119,805
  Other                                      42,881          53,472
                                        -----------     -----------
    Total interest income                 2,667,889       2,365,903
                                        -----------     -----------

Interest expense
  Deposits                                1,126,641       1,011,737
  Borrowed funds                            425,058         426,086
                                        -----------     -----------
    Total interest expense                1,551,699       1,437,823
                                        -----------     -----------

Net interest income                       1,116,190         928,080

Provision for loan losses                    21,000          15,000
                                        -----------     -----------
Net interest income after provision
  for loan losses                         1,095,190         913,080


Noninterest income
  Loss from real estate operations           (9,634)         (4,885)
  Other                                     118,704          44,331
                                        -----------     -----------
    Total noninterest income                109,070          39,446
                                        -----------     -----------

Noninterest expense
  Employee compensation and benefits        406,558         294,013
  Occupancy and equipment                    84,001          63,580
  Federal deposit insurance premiums         14,065          11,839
  Data processing fees                       62,806          60,918
  Other                                     140,296         116,769
                                        -----------     -----------
    Total noninterest expenses              707,726         547,119
                                        -----------     -----------
Earnings before income taxes                496,534         405,407
Income tax expense                          185,915         157,743
                                        -----------     -----------

Net earnings                            $   310,619     $   247,664
                                        ===========     ===========

Earnings per common share
  Basic                                 $       .30     $       .27
                                        ===========     ===========
  Diluted                               $       .29     $       .25
                                        ===========     ===========
Dividend per share                      $     .0875     $     .0750
                                        ===========     ===========

---------------------------------
The accompanying notes are an integral part of these statements.

                          PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME



                                                                   Three Months Ended
                                                                      December 31,
                                                               ------------------------
                                                                   1999          1998
                                                               ----------    ----------
                                                                     (Unaudited)
Net earnings                                                   $ 310,619     $ 247,664

Other comprehensive income

  Unrealized losses on securities available for sale
    arising during the period, net of tax benefit of $5,816
    in 1999 and $10,019 in 1998                                   (9,490)      (16,347)
                                                               ---------     ---------


Comprehensive income                                           $ 301,129     $ 231,317
                                                               =========     =========

---------------------------------
The accompanying notes are an integral part of these statements.

                         FIRST INDEPENDENCE CORPORATION
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                  For The Three Months Ended December 31, 1999
                        and Year Ended September 30, 1999
                                   (Unaudited)



                                                                                   Accumulated
                                                       Additional                  Other Compre-
                                            Common      Paid-in         Retained   hensive Income
                                             Stock      Capital         Earnings    (Loss), Net
                                             -----      -------         --------    -----------
Balance at October 1, 1998             $     14,984   $  7,239,207  $ 10,077,091  $     52,497

Net earnings                                     --             --     1,143,088            --

Cash dividends of $.3375 per share               --             --      (343,840)           --

Issuance of 150,896 shares of
  common stock                                1,509        817,968            --            --


Common stock options exercised                   --         (3,987)           --            --

Depreciation of securities available
  for sale, net of income tax                    --             --            --       (50,181)

ESOP loan repayments                             --             --            --            --

Fair value adjustment on ESOP
  shares committed for release                   --         79,203            --            --

Purchase of 55,885 shares of
  treasury stock                                 --             --            --            --
                                       ------------   ------------  ------------  ------------

Balance at September 30, 1999                16,493      8,132,391    10,876,339         2,316

Net earnings                                     --             --       310,619            --

Cash dividends of $.0875 per share               --             --       (90,625)           --

Common stock options exercised                   --         (2,119)           --            --

Depreciation of securities available
  for sale, net of income tax                    --             --            --        (9,490)

ESOP loan repayments                             --             --            --            --

Fair value adjustment on ESOP
  shares committed for release                   --         20,566            --            --
                                       ------------   ------------  ------------  ------------

Balance at December 31, 1999           $     16,493   $  8,150,838  $ 11,096,333  $     (7,174)
                                       ============   ============  ============  ============


                                                           Required
                                                           Contribu-
                                                           tion for
                                                           Shares
                                            Treasury       Acquired       Total
                                             Stock          by Esop      Equity
                                             -----          -------      ------
Balance at October 1, 1998              $ (5,139,263)  $   (145,475)   $ 12,099,041

Net earnings                                      --             --       1,143,088

Cash dividends of $.3375 per share                --             --        (343,840)

Issuance of 150,896 shares of
  common stock                                    --       (142,176)        677,301


Common stock options exercised                46,831             --          42,844

Depreciation of securities available
  for sale, net of income tax                     --             --         (50,181)

ESOP loan repayments                              --         87,971          87,971

Fair value adjustment on ESOP
  shares committed for release                    --             --          79,203

Purchase of 55,885 shares of
  treasury stock                            (628,819)            --        (628,819)
                                        ------------   ------------    ------------

Balance at September 30, 1999             (5,721,251)      (199,680)     13,106,608

Net earnings                                      --             --         310,619

Cash dividends of $.0875 per share                --             --         (90,625)

Common stock options exercised                11,957             --           9,838

Depreciation of securities available
  for sale, net of income tax                     --             --          (9,490)

ESOP loan repayments                              --         23,262          23,262

Fair value adjustment on ESOP
  shares committed for release                    --             --          20,566
                                        ------------   ------------    ------------

Balance at December 31, 1999            $ (5,709,294)  $   (176,418)   $ 13,370,778
                                        ============   ============    ============


-------------------------------------
The accompanying notes are an integral part of these statements.

                          PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                            Three Months Ended December 31,
                                                            -------------------------------
                                                                   1999          1998
                                                              ------------   ------------
Cash flows from operating activities                                   (Unaudited)
  Net earnings                                                $   310,619    $   247,664

  Adjustments to reconcile net earnings to net cash
    provided by operating activities
      Provision for loan losses                                    21,000         15,000
      Depreciation                                                 30,077         28,235
      Amortization of premiums and discounts on investments
        and mortgage-backed securities                             14,509         14,496
      Amortization of deferred loan origination fees              (48,274)       (59,690)
      Amortization of expense related to employee
        benefit plans                                              43,828         37,138
      Amortization of negative goodwill                           (23,515)            --
      Gain on sale of real estate acquired
        through foreclosure                                        (1,600)            --
      Increase (decrease) in cash due to changes in
        Accrued interest receivable                              (103,457)        36,458
        Other assets                                               36,868        (62,270)
        Accrued expenses and other liabilities                     (4,228)       711,465
        Income taxes payable                                      154,849        152,901
                                                              -----------    -----------
          Net cash provided by operating activities               430,676      1,121,397

Cash flows from investing activities
    Proceeds from maturities and repayment of securities
      Held to maturity                                            602,958      7,170,573
    Purchase of securities
      Available for sale                                               --       (180,419)
    Net increase in loans                                      (4,445,769)    (3,445,259)
    Purchase of Federal Home Loan Bank stock                     (237,400)            --
    Capital expenditures                                          (97,882)       (33,848)
    Proceeds from sale of real estate acquired through
      foreclosure                                                   2,350          6,200
                                                              -----------    -----------
        Net cash provided by (used in) investing activities    (4,175,743)     3,517,247

Cash flows from financing activities
    Net increase (decrease) in deposits                          (972,413)     1,333,990
    Net decrease in advances from borrowers
      for taxes and insurance                                    (337,843)      (340,893)
    Advances from Federal Home Loan Bank                        9,700,000      6,700,000
    Repayment of Federal Home Loan Bank advances               (4,000,000)    (6,400,000)
    Cash dividends paid                                           (90,625)       (69,767)
    Stock options exercised                                         9,838         27,844
                                                              -----------    -----------
      Net cash provided by financing activities                 4,308,957      1,251,174
                                                              -----------    -----------
Net increase in cash and cash equivalents                         563,890      5,889,818
Cash and cash equivalents at beginning of period                1,439,995        913,580
                                                              -----------    -----------
Cash and cash equivalents at end of period                    $ 2,003,885    $ 6,803,398
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

         In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial condition of First Independence Corporation as of December 31, 1999, and the results of operations and cash flows for all interim periods presented.

         Operating results for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000.

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

(3)      Merger Conversion with The Neodesha Savings and Loan Association

         On January 6, 1999 the Board of Directors of First Independence Corporation, parent of First Federal Savings and Loan Association of Independence, and The Neodesha Savings and Loan Association, FSA, announced the completion of Neodesha Savings conversion from a federally-chartered mutual savings and loan association to a federally-chartered stock savings and loan association and its simultaneous merger with First Federal. In connection with the Merger Conversion, First Independence sold 150,896 shares of its Common Stock at $9.42 per share. Total assets of Neodesha Savings were $13.7 million at December 31, 1998. The financial statements include results of operations of Neodesha Savings beginning January 6, 1999. The transaction was accounted for under the purchase method of accounting for business combinations.

(4)      Regulatory Capital Requirements

         Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), as implemented by rules promulgated by the Office of Thrift Supervision, savings institutions must meet the following separate minimum capital-to-asset requirements. The table below summarizes, as of December 31, 1999, the capital requirements applicable to First Federal and its actual capital ratios. For purposes of calculating regulatory capital, adjustments required by Statement of Financial Accounting Standards No. 115 are not taken into account. As of December 31, 1999, First Federal exceeded all current regulatory capital standards.

                                                                                                   To be well capitalized
                                                                                                           under
                                                                            For capital              prompt corrective
                                                  Actual                 adequacy purposes           action provisions
                                          ------------------------    -------------------------   -------------------------
                                            Amount         Ratio        Amount         Ratio        Amount         Ratio
                                          ------------    --------    ------------    ---------   ------------    ---------
                                                                       (Dollars in Thousands)
Total risk-based capital                      $13,176      19.02%        $5,543          >8.0%       $6,929          >10.0%
                                                                                          -                          -
Tier 1 risk-based capital                      12,414      17.92          2,772          >4.0         4,157         > 6.0
                                                                                         -                          -
Tier 1 (core) capital                          12,414       8.68          4,289          >3.0         7,148         > 5.0
                                                                                         -                          -
Tangible capital                               12,414       8.68          2,144          >1.5           ---           ---
                                                                                         -

(5)      Supplemental Disclosure of Cash Flow Information

                                               Three Months Ended December 31,
                                                 1999                  1998
                                                 ----                  ----
Cash paid for:
  Interest                                     $1,511,869            $1,436,941
  Income taxes                                     33,066                 4,842

Noncash investing and financing activities:
  Transfer from loans to real estate
    acquired through foreclosure                  259,330                38,405
  Issuance of loans receivable in connection
    with the sale of real estate acquired
    through foreclosure                               ---                24,800

                                     PART II

                         FIRST INDEPENDENCE CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The accompanying Consolidated Financial Statements include the accounts of First Independence Corporation and its wholly-owned subsidiary, First Federal Savings and Loan Association of Independence. All significant inter-company transactions and balances are eliminated in consolidation. Our results of operations are primarily dependent on First Federal's net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. First Independence net earnings are also affected by the level of its non-interest expenses, such as employee compensation and benefits, occupancy expenses, and other expenses.

FORWARD-LOOKING STATEMENTS

         When used in this Form 10-QSB and in future filings by us with the Securities and Exchange Commission, in our press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in our market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in our market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We advise readers that the factors listed above could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         We do not undertake--and specifically disclaims any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION

         Total assets increased $4.8 million, or 3.45%, from $138.1 million at September 30, 1999 to $142.9 million at December 31, 1999. This increase was primarily comprised of increases in net loans receivable of $4.2 million, cash and cash equivalents of $564,000, real estate acquired through foreclosure of

$258,000, Federal Home Loan Bank stock of $237,000 and accrued interest receivable of $104,000. These increases in assets, along with a reduction in savings deposits of $1.0 million and advanced payments by borrowers for taxes and insurance of $338,000, were funded by increases in advances from the Federal Home Loan Bank of Topeka of $5.7 million and the redeployment of funds received from decreases in mortgage-backed securities of $618,000.

         Loans receivable increased $4.2 million from $112.9 million at September 30, 1999, to $117.1 million at December 31, 1999. The increase was primarily due to construction loan originations at our loan production office in Lawrence, Kansas. These construction loans generally have terms of nine months or less and interest rates tied to the prime rate plus a margin. To a lesser extent, the increase was due to originations in our market area consisting primarily of 15- and 30-year fixed-rate loans, mortgage loans with a fixed rate for the first three years of the loan term that automatically convert to one-year adjustable rate loans during the fourth year of the loan term, and, to a lesser extent, one-year adjustable rate mortgages.

         Total deposits decreased $1.0 million from $95.5 million at September 30, 1999, to $94.5 million at December 31, 1999. The outflow of deposits was a result of competition from local financial institutions which are aggressively seeking public unit deposits by offering relatively high interest rates and competition from other investment products that offer the potential of a higher rate of return, but also represent higher risk investments.

         Total borrowed funds increased $5.7 million from $27.5 million at September 30, 1999 to $33.2 million at December 31, 1999. The increase was from advances obtained from the Federal Home Loan Bank of Topeka. The advances allowed us to invest the funds borrowed in loans receivable at a positive spread.

         Total stockholders' equity increased $264,000 from $13.1 million at September 30, 1999 to $13.4 million at December 31, 1999. The increase was primarily due to net earnings from operations of $311,000, repayment of employee stock ownership debt of $23,000, fair value adjustment of $21,000 on ESOP shares committed for release and common stock options exercised of $10,000. These increases were partially offset by dividends of $91,000 paid to stockholders and a decrease in the unrealized gains on securities available for sale of $9,000.

NON-PERFORMING ASSETS

         The ratio of non-performing assets to total assets is one indicator of our exposure to credit risk. Non-performing assets consist of non-accruing loans, accruing loans delinquent 90 days or more, troubled debt restructurings, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. At December 31, 1999, non-performing assets were approximately $2,178,000, which represents a decrease of $361,000, or 14.2%, as compared to September 30, 1999. The ratio of non-performing assets to total assets at December 31, 1999 was 1.52% compared to 1.84% at September 30, 1999. A summary of non-performing assets by category is set forth in the following table:

                                               December 31,      September 30,
                                                   1999              1999
                                               ------------      -------------
                                                  (Dollars In Thousands)

Non-Accruing Loans                                $1,482            $1,311
Accruing Loans Delinquent 90 Days or More            311             1,118
Trouble Debt Restructurings                           17               ---
Foreclosed Assets                                    368               110
                                                  ------            ------
Total Non-Performing Assets                       $2,178            $2,539
                                                  ======            ======
Total Non-Performing Assets as a
   Percentage of Total Assets                       1.52%             1.84%
                                                    ====              ====


         Included in non-accruing loans at December 31, 1999, were 18 loans totaling $707,000 secured by one- to four-family real estate, 7 construction loans totaling $650,000 secured by one- to four-family real estate, and 23 consumer loans totaling $125,000. All non-accruing loans at December 31, 1999, were located in our primary market area, except for 3 loans totaling $215,000 secured by single family residences located in Texas. At December 31, 1999, accruing loans delinquent 90 days or more included 10 loans totaling $160,000 secured by one- to four-family real estate and two construction loans totaling $151,000 secured by one- to four-family real estate. At December 31, 1999, all of our accruing loans delinquent 90 days or more were secured by real estate located in our primary market area. At December 31, 1999, real estate acquired through foreclosure consisted of 12 single family residences located in our primary market area. The properties have a carrying value of $368,000 and are currently offered for sale.

       We have taken into account our non-performing assets and the composition of the loan portfolio in establishing the allowance for loan losses. The allowance for loan losses totaled $762,000 at December 31, 1999, which represented a $9,000 increase from the allowance for loan losses at September 30, 1999. The ratio of the allowance for loan losses as a percent of total loans decreased from .67% at September 30, 1999 to .65% at December 31, 1999, primarily due to the increase in total loans receivable at December 31, 1999. The allowance for loan losses as a percent of non-performing loans increased from 31.0% at September 30, 1999 to 42.1% at December 31, 1999, due to the decrease in non-performing loans at December 31, 1999.

       The allowance for loan losses is determined based upon an evaluation of pertinent factors underlying the types and qualities of our loans. We consider such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's ability to repay the loan, current and anticipated economic conditions which might affect the borrower's ability to repay the loan and our past statistical history concerning charge-offs.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

         GENERAL. Net earnings for the three months ended December 31, 1999 were $311,000 as compared to $248,000 for the three months ended December 31, 1998, an increase of $63,000, or 25.4%. The increase in net earnings was primarily due to increases in net interest income of $188,000 and non-interest income of $70,000. These increases were partially offset by increases in non-interest expense of $161,000, income tax expense of $28,000 and the provision for loan losses of $6,000.

         NET INTEREST INCOME. Net interest income increased $188,000, or 20.3%, for the three months ended December 31, 1999 as compared to the three months ended December 31, 1998. This increase was due primarily to an increase in interest income of $302,000, or 12.8%, offset partially by an increase in interest expense of $114,000, or 7.9%. Interest income increased primarily due to a $10.6 million increase in average interest-earning assets and, to a lesser extent, a 7 basis point increase in yield on interest-earning assets. Interest expense increased primarily due to a $12.8 million increase in average interest-bearing liabilities, partially offset by a 16 basis point decrease in the average rate paid on interest-bearing liabilities. The average balance of interest-earning assets and interest-bearing liabilities increased primarily due to the Neodesha Savings merger conversion. The variance between the increase in yield and the decrease in average rate paid was due to interest-earning assets and interest-bearing liabilities acquired in the Neodesha Savings merger conversion having a greater spread than interest-earning assets and interest-bearing liabilities on our balance sheet.

         INTEREST INCOME. Interest income for the quarter ended December 31, 1999, increased to $2.7 million from $2.4 million for the quarter ended December 31, 1998. This increase resulted primarily from a $10.6 million increase in the average outstanding balance of interest-earning assets during the three months ended December 31, 1999 as compared to the three months ended December 31, 1998 due to assets acquired in the Neodesha Savings merger conversion. To a lesser extent, the increase was due to an increase in the average yield on interest-earning assets. The average yield on interest-earning assets increased by 7 basis points to 7.72% during the first quarter of fiscal 1999, from 7.65% during the first quarter of fiscal 1998. This increase was caused primarily by a change in mix of interest-earning assets to a higher percentage of loans receivable, which earn a higher rate of return than our other assets, even though the average yield on loans receivable decreased from 8.07% during the first quarter of fiscal 1998, to 7.98% during the first quarter of fiscal 1999.

         INTEREST EXPENSE. Interest expense for the quarter ended December 31, 1999, increased by $114,000 to $1.6 million as compared to $1.4 million for the quarter ended December 31, 1998. This increase was primarily the result of a $12.8 million increase in the average outstanding balance of interest-bearing liabilities during the three months ended December 31, 1999 as compared to the three months ended December 31, 1998. This increase was partially offset by a 16 basis point decrease in the average interest rate paid on interest-bearing liabilities, caused by a decrease in interest rates on savings deposits and Federal Home Loan Bank advances. The increase in interest-bearing liabilities was primarily due to a $12.8 million increase in the average outstanding amount of deposits as a result of deposits acquired in the Neodesha Savings merger conversion.

         PROVISION FOR LOAN LOSSES. The provision for loan losses represents a charge to earnings to maintain the allowance for loan losses at a level we believe is adequate to absorb probable losses in the loan portfolio. The provision for loan losses amounted to $21,000 for the three months ended December 31, 1999 as compared to $15,000 for the same period in 1998. We believe we use the best information available in providing for probable loan losses and we believe that the allowance is adequate at December 31, 1999. Future adjustments to the allowance could be necessary, however, and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

         NON-INTEREST INCOME. Non-interest income increased $70,000 to $109,000 during the three months ended December 31, 1999 as compared to $39,000 for the three months ended December 31, 1998. The increase was primarily due to increased checking and deposit account fees as a result of accounts acquired in the Neodesha Savings merger conversion. To a lesser extent, the increase was due to amortization of $24,000 related to negative goodwill acquired in the Neodesha Savings merger conversion and increased late charges and other fees associated with mortgage loans.

         NON-INTEREST EXPENSE. Total non-interest expense increased to $708,000 for the three months ended December 31, 1999 from $547,000 for the three months ended December 31, 1998, an increase of $161,000, or 29.4%. The increase was primarily due to increases in compensation and employee benefits of $113,000, other expense of $24,000, occupancy and equipment of $20,000, data processing fees of $2,000, and federal deposit insurance premiums of $2,000. These increases were primarily due to the acquisition of Neodesha Savings, resulting in additional staff, occupancy and equipment, stationery, printing and office supplies expense. To a lesser extent, the increase in compensation expense was the result of normal, annual cost of living increases in salaries and bonuses.

         INCOME TAX EXPENSE. Income tax expense was $186,000 for the quarter ended December 31, 1999 compared to $158,000 for the quarter ended December 31, 1998, an increase of $28,000. This increase was primarily due to an increase in pre-tax earnings during the 1999 period as compared to the 1998 period. Our effective tax rates were 37.4% and 38.9% for the three months ended December 31, 1999 and December 31, 1998, respectively.

         LIQUIDITY AND CAPITAL RESOURCES. Our primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank of Topeka advances and funds provided by operations. While scheduled loan and mortgage-backed security repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. Current Office of Thrift Supervision regulations require First Federal to maintain cash and eligible investments in an amount equal to at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such requirements may be changed from time to time by the Office of Thrift Supervision to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which First Federal may rely if necessary to fund deposit withdrawals and other short-term funding needs. As of December 31, 1999, First Federal's liquidity ratio was 8.54% as compared to 9.66% at September 30, 1999. These ratios exceeded the minimum regulatory liquidity requirements on both dates.

         We use our capital resources principally to meet our ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At December 31, 1999, we had commitments to originate loans totaling $1,447,000. We consider our liquidity and capital resources to be adequate to meet foreseeable short- and long-term needs. We expect to be able to fund or refinance, on a timely basis, our material commitments and long-term liabilities.

         Regulatory standards impose the following capital requirements on First
Federal: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of December 31, 1999, we exceeded all regulatory capital standards.

         At December 31, 1999, First Federal's tangible capital was $12.4 million, or 8.68% of adjusted total assets, which is in excess of the 1.5% requirement by $10.3 million. In addition, at December 31, 1999, we had core capital of $12.4 million, or 8.68% of adjusted total assets, which exceeds the 3% requirement by $8.1 million. Risk-based capital was $13.2 million at December 31, 1999, or 19.02% of risk-adjusted assets, which exceeds the 8.0% risk-based capital requirement by $7.6 million.

                           PART II - OTHER INFORMATION


Item 1 - LEGAL PROCEEDINGS

         Not applicable.

Item 2 - CHANGES IN SECURITIES

         Not applicable.

Item 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of First Independence Corporation was held on January 26, 2000. The matters approved by shareholders at the annual meeting and the number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below:

                       PROPOSAL                                               NUMBER OF VOTES

                                                                                                       Broker
                                                               For               Withheld             Non-Votes
                                                         -----------------   ------------------   ------------------
Election of the following directors
for the terms indicated:

Larry G. Spencer (three years)                                 773,102             97,665                    ---
Harold L. Swearingen (three years)                             767,681            103,086                    ---
E. JoVonnah Boecker (three years)                              770,177            100,590                    ---

                                                                                                         Broker
                                                             For          Against         Abstain       Non-Votes
                                                         -------------  -------------  -------------- --------------
Ratification of Grant Thornton LLP
as auditors for the fiscal year ending September 30,
2000                                                        870,767           ---             ---            ---



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

                                    FIRST INDEPENDENCE CORPORATION
                                    Registrant




Date:    February 14, 2000          /s/Larry G. Spencer
                                    ---------------------------------
                                    Larry G. Spencer
                                    President and Chief Executive
                                    Officer



Date:    February 14, 2000          /s/James B. Mitchell
                                    ---------------------------------
                                    James B. Mitchell
                                    Vice President and Chief Financial
                                    Accounting Officer