Form 10QSB
period 2000-03-31
FIRST INDEPENDENCE CORP /DE/
filed 2000-05-12
CIK 908486

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                        --------------------------------

                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended March 31, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________


                         Commission File Number 0-22184


                         FIRST INDEPENDENCE CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                           36-3899950
------------------------------                           -----------------
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

     As of May 12, 2000, there were 1,015,543 shares of the Registrant's common stock outstanding.

                         FIRST INDEPENDENCE CORPORATION


                                      INDEX


PART I.  FINANCIAL INFORMATION (unaudited)                              PAGE NO.

Item 1.  Consolidated Condensed Financial Statements

                  Consolidated Condensed Balance Sheets as of
                  March 31, 2000 and September 30, 1999                      3

                  Consolidated Condensed Statements of Earnings
                  for the Three and Six Months Ended March 31,
                  2000 and 1999                                              4

                  Consolidated Condensed Statements of Comprehensive
                  Income for the Three and Six Months Ended
                  March 31, 2000 and 1999                                    5

                  Consolidated Condensed Statement of Stockholders'
                  Equity for the Year Ended September 30, 1999 and
                  Six Months Ended March 31, 2000                            6

                  Consolidated Condensed Statements of Cash
                  Flows for the Six Months Ended March 31,
                  2000 and 1999                                              7

                  Notes to Consolidated Condensed Financial
                  Statements                                                 8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                         10

PART II. OTHER INFORMATION                                                  17

         Signature Page                                                     18


                                              PART I: FINANCIAL INFORMATION
                                             FIRST INDEPENDENCE CORPORATION
                                          CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                         March 31,             September 30,
                                                                                            2000                   1999
                                                                                        -----------            -------------
                                                                                                   (Unaudited)
ASSETS
Cash and due from banks                                                                 $     647,239          $   1,064,794
Federal funds sold                                                                            600,000                    ---
Other interest-earning deposits                                                             1,087,467                375,201
                                                                                        -------------          -------------
  Cash and cash equivalents                                                                 2,334,706              1,439,995
Investment securities held to maturity (fair value:
  March 31, 2000 - $6,778,115;
  September 30, 1999 - $6,957,733)                                                          6,905,661              7,005,279
Investment securities available for sale                                                    1,981,600              1,999,800
Mortgage-backed securities held to maturity (fair value:
  March 31, 2000 - $9,762,739;
  September 30, 1999 - $10,852,983)                                                         9,858,438             10,912,279
Loans receivable, net                                                                     119,342,128            112,893,406
Real estate acquired through foreclosure                                                      451,536                109,579
Premises and equipment, net                                                                 1,396,607              1,322,128
Federal Home Loan Bank Stock, at cost                                                       1,770,000              1,441,600
Accrued interest receivable                                                                   923,959                887,465
Other assets                                                                                   78,165                119,809
                                                                                        -------------          -------------
  Total assets                                                                          $ 145,042,800          $ 138,131,340
                                                                                        =============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                                              $  94,450,788          $  95,452,864
  Advances from borrowers for taxes and insurance                                             906,467                825,330
  Advances from Federal Home Loan Bank                                                     35,400,000             27,500,000
  Income taxes payable                                                                         11,288                 71,277
  Other accrued expenses and liabilities                                                    1,138,329              1,175,261
                                                                                        -------------          -------------
       Total liabilities                                                                  131,906,872            125,024,732
Stockholders' equity
  Preferred stock, $.01 par value, 500,000
    shares authorized, none issued                                                                ---                    ---
  Common stock, $.01 par value, 2,500,000 shares authorized,
    1,649,288 shares issued                                                                    16,493                 16,493
  Additional paid-in capital                                                                8,160,733              8,132,391
  Retained earnings - substantially restricted                                             11,333,053             10,876,339
  Accumulated other comprehensive income (loss)                                               (10,099)                 2,316
  Treasury stock at cost, 633,745 shares at March 31, 2000
    and 587,458 shares at September 30, 1999                                               (6,211,096)            (5,721,251)
  Required contributions for shares acquired by ESOP                                         (153,156)              (199,680)
                                                                                        -------------          -------------
      Total stockholders' equity                                                           13,135,928             13,106,608
                                                                                        -------------          -------------
      Total liabilities and stockholders' equity                                        $ 145,042,800          $ 138,131,340
                                                                                        =============          =============

The accompanying notes are an integral part of these statements.


                                              PART I: FINANCIAL INFORMATION
                                             FIRST INDEPENDENCE CORPORATION
                                      CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS



                                                                    Three Months Ended            Six Months Ended
                                                                         March 31,                    March 31,
                                                                 -------------------------    ------------------------
                                                                   2000           1999           2000          1999
                                                                 ----------     ----------    -----------   ----------
                                                                      (Unaudited)                     (Unaudited)
Interest income
  Loans receivable                                               $2,397,169     $2,161,234    $4,715,793    $4,101,871
  Mortgage-backed securities                                        166,033        210,410       328,437       462,399
  Investment securities                                             142,819         74,759       286,799       194,564
  Other                                                              46,948        134,146        89,829       187,618
                                                                 ----------     ----------    ----------    ----------
    Total interest income                                         2,752,969      2,580,549     5,420,858     4,946,452
                                                                 ----------     ----------    ----------    ----------
Interest expense
  Deposits                                                        1,118,265      1,114,225     2,244,906     2,125,962
  Borrowed funds                                                    476,226        406,883       901,284       832,969
                                                                 ----------     ----------    ----------    ----------
    Total interest expense                                        1,594,491      1,521,108     3,146,190     2,958,931
                                                                 ----------     ----------    ----------    ----------
Net interest income                                               1,158,478      1,059,441     2,274,668     1,987,521

Provision for loan losses                                            21,000         15,000        42,000        30,000
                                                                 ----------     ----------    ----------    ----------
Net interest income after provision
  for loan losses                                                 1,137,478      1,044,441     2,232,668     1,957,521

Noninterest income
  Income (loss) from real estate operations                         (30,222)         7,566       (39,856)        2,681
  Other                                                             117,219        105,056       235,923       149,387
                                                                 ----------     ----------    ----------    ----------
    Total noninterest income                                         86,997        112,622       196,067       152,068
                                                                 ----------     ----------    ----------    ----------
Noninterest expense
  Employee compensation and benefits                                401,122        393,801       807,680       687,814
  Occupancy and equipment                                            78,421         70,996       162,422       134,576
  Federal deposit insurance premiums                                  5,105         14,035        19,170        25,874
  Data processing fees                                               67,080         66,306       129,886       127,224
  Other                                                             149,277        166,162       289,573       282,931
                                                                 ----------     ----------    ----------    ----------
    Total noninterest expenses                                      701,005        711,300     1,408,731     1,258,419
                                                                 ----------     ----------    ----------    ----------
Earnings before income taxes                                        523,470        445,763     1,020,004       851,170
Income tax expense                                                  187,580        167,485       373,495       325,228
                                                                 ----------     ----------    ----------    ----------
Net earnings                                                     $  335,890     $  278,278    $  646,509    $  525,942
                                                                 ==========     ==========    ==========    ==========
Earnings per common share
  Basic                                                          $      .33     $      .26    $      .63    $      .53
                                                                 ==========     ==========    ==========    ==========
  Diluted                                                        $      .32     $      .25    $      .61    $      .50
                                                                 ==========     ==========    ==========    ==========
Dividends per share                                              $      .10     $    .0875    $    .1875    $    .1625
                                                                 ==========     ==========    ==========    ==========
Weighted average shares outstanding
  Basic                                                           1,010,241      1,061,724     1,024,317       997,749
                                                                 ==========     ==========    ==========    ==========
  Diluted                                                         1,042,051      1,113,919     1,056,128     1,049,943
                                                                 ==========     ==========    ==========    ==========


The accompanying notes are an integral part of these statements.



                                              PART I: FINANCIAL INFORMATION
                                             FIRST INDEPENDENCE CORPORATION
                                CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME






                                                                    Three Months Ended           Six Months Ended
                                                                         March 31,                   March 31,
                                                                 -------------------------   ------------------------
                                                                   2000           1999          2000          1999
                                                                 ----------     ----------   -----------   ----------
                                                                      (Unaudited)                    (Unaudited)

Net earnings                                                      $ 335,890      $ 278,278    $ 646,509    $ 525,942

Other comprehensive income
  Unrealized losses on securities
    available for sale arising during the
    period, net of tax benefit                                       (2,925)       (16,080)     (12,415)     (32,427)
                                                                  ---------      ---------    ---------    ---------
Comprehensive income                                              $ 332,965      $ 262,198    $ 634,094    $ 493,515
                                                                  =========      =========    =========    =========


The accompanying notes are an integral part of these statements.


                                             FIRST INDEPENDENCE CORPORATION
                                CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                        For The Three Months Ended March 31, 2000
                                            and Year Ended September 30, 1999
                                                       (Unaudited)

                                                                                                           Required
                                                                                                           Contribu-
                                                                          Accumulated                      tion for
                                             Additional                      Other                          Shares
                                  Common       Paid-in       Retained    Comprehensive     Treasury        Acquired       Total
                                  Stock        Capital       Earnings    Income (Loss)       Stock          by ESOP      Equity
                                  -----        -------       --------    -------------       -----          -------      ------
Balance at October 1, 1998        $14,984    $7,239,207    $10,077,091       $52,497     $(5,139,263)      $(145,475)   $12,099,041

Net earnings                          ---           ---      1,143,088           ---             ---             ---      1,143,088

Cash dividends of $.3375 per          ---           ---       (343,840)          ---             ---             ---       (343,840)
share

Issuance of 150,896 shares
of common stock                     1,509       817,968            ---           ---             ---        (142,176)       677,301

Common stock options
exercised                             ---        (3,987)           ---           ---          46,831             ---         42,844

Depreciation of securities
available for sale, net of)
income tax                            ---           ---            ---       (50,181)            ---             ---        (50,181)

ESOP loan repayments                  ---           ---            ---           ---             ---          87,971         87,971

Fair value adjustment on
ESOP shares committed for
release                               ---        79,203            ---           ---             ---             ---         79,203

Purchase of 55,885 shares of
treasury stock                        ---           ---            ---           ---        (628,819)            ---       (628,819)
                                   ------    ----------    -----------      --------     -----------       ---------    -----------

Balance at September 30,           16,493     8,132,391     10,876,339         2,316      (5,721,251)       (199,680)    13,106,608
1999

Net earnings                          ---           ---        646,509           ---             ---             ---       (189,795)
share

Common stock options                  ---        (7,187)           ---           ---          42,025             ---         34,838
exercised

Depreciation of securities
available for sale, net of
income tax                            ---           ---            ---       (12,415)            ---             ---        (12,415)

Required ESOP loan repayments         ---           ---            ---           ---             ---          46,524         46,524

Purchase of 53,187 shares of
treasury stock                        ---           ---            ---           ---        (531,870)           ---        (531,870)

Fair value adjustment on
ESOP shares committed for             ---        35,529            ---           ---             ---            ---          35,529
                                  -------    ----------    -----------      --------     -----------      ---------     -----------
Balance at March 31, 2000         $16,493    $8,160,733    $11,333,053      $(10,099)    $(6,211,096)     $(153,156)    $13,135,928
                                  =======    ==========    ===========      ========     ===========      =========     ===========


The accompanying notes are an integral part of these statements.




                          PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                              Six Months Ended March 31,
                                                                            -------------------------------
                                                                                2000               1999
                                                                            ------------        -----------
                                                                                      (Unaudited)
Cash flows from operating activities
  Net earnings                                                              $   646,509         $   525,942
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
      Provision for loan losses                                                  42,000              30,000
      Depreciation                                                               61,575              56,013
      Amortization of premiums and discounts on investments
        and mortgage-backed securities                                           23,574              31,535
      Amortization of deferred loan origination fees                            (99,941)           (104,374)
      Amortization of expense related to employee benefit plans                  82,054              79,961
      Amortization of negative goodwill                                         (47,029)            (23,515)
      Net gain on sale of real estate acquired through foreclosure              (18,469)            (13,057)
      Increase (decrease) in cash due to changes in
        Accrued interest receivable                                             (36,494)             20,962
        Other assets                                                             34,732              17,594
        Accrued expenses and other liabilities                                   (9,329)           (291,005)
        Income taxes payable                                                    (22,601)            (50,669)
                                                                            -----------          ----------
          Net cash provided by operating activities                             656,581             279,387


Cash flows from investing activities
    Proceeds from sale of investment security                                       ---             355,053
    Proceeds from maturities and repayment of securities
      Available for sale                                                            ---           1,000,000
      Held to maturity                                                        1,128,059           9,869,379
    Purchase of securities
      Available for sale                                                            ---             (8,452)
      Held to maturity                                                              ---         (1,000,000)
    Net increase in loans                                                   (6,871,304)         (5,044,065)
    Purchase of Federal Home Loan Bank stock                                  (328,400)           (207,400)
    Capital expenditures                                                      (139,494)            (43,632)
    Proceeds from sale of real estate acquired through foreclosure             157,035              58,825
    Cash acquired in acquisition                                                   ---           2,114,968
                                                                           -----------         -----------
        Net cash provided by (used in) investing activities                 (6,054,104)          7,094,676

Cash flows from financing activities
    Net increase (decrease) in deposits                                     (1,002,076)          1,800,602
    Net increase in advances from borrowers
      for taxes and insurance                                                   81,137              36,740
    Advances from Federal Home Loan Bank                                    29,900,000           6,700,000
    Repayment of Federal Home Loan Bank advances                           (22,000,000)         (6,400,000)
    Cash dividends paid                                                       (189,795)           (164,019)
    Purchase of treasury stock                                                (531,870)           (140,375)
    Net proceeds from sale of stock                                                ---           1,279,264
    Stock issuance costs                                                           ---            (327,338)
    Stock options exercised                                                     34,838              42,844
                                                                           -----------         -----------
      Net cash provided by financing activities                              6,292,234           2,827,718
                                                                           -----------         -----------

Net increase in cash and cash equivalents                                      894,711          10,201,781
Cash and cash equivalents at beginning of period                             1,439,995             913,580
                                                                           -----------         -----------
Cash and cash equivalents at end of period                                 $ 2,334,706         $11,115,361
                                                                           ===========         ===========


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

     In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial condition of First Independence Corporation as of March 31, 2000, and the results of operations and cash flows for all interim periods presented.

     Operating results for the three and six months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000.

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

(3)  Merger Conversion with The Neodesha Savings and Loan Association

     On January 6, 1999 the Board of Directors of First Independence Corporation, parent of First Federal Savings and Loan Association of Independence, and The Neodesha Savings and Loan Association, FSA, announced the completion of Neodesha Savings' conversion from a federally-chartered mutual savings and loan association to a federally-chartered stock savings and loan association and its simultaneous merger with First Federal. In connection with the merger conversion of Neodesha Savings, First Independence sold 150,896 shares of its Common Stock at $9.42 per share. Total assets of Neodesha Savings were $13.7 million at December 31, 1998. The financial statements include results of operations of Neodesha Savings beginning January 6, 1999. The transaction was accounted for under the purchase method of accounting for business combinations.

(4)  Regulatory Capital Requirements

     Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of 1989, as implemented by rules promulgated by the Office of Thrift Supervision, savings institutions must meet the following separate minimum capital-to-asset requirements. The table below summarizes, as of March 31, 2000, the capital requirements applicable to First Federal and its actual capital ratios. For purposes of calculating regulatory capital, adjustments required by Statement of Financial Accounting Standards No. 115 are not taken into account. As of March 31, 2000, First Federal exceeded all regulatory capital standards.

                                                                                                To be well
                                                                                             capitalized under
                                                                For capital                  prompt corrective
                                        Actual               adequacy purposes               action provisions
                               -----------------------       -----------------              -------------------
                                  Amount      Ratio          Amount      Ratio              Amount       Ratio
                               -----------   --------       --------     -----              ------       -----
                                                             (Dollars in Thousands)

Total risk-based capital         $13,549      19.15%         $5,661       >8.0%             $7,076       >10.0%
                                                                          -                              -
Tier 1 risk-based capital         12,769      18.04           2,831       >4.0               4,246       > 6.0
                                                                          -                              -
Tier 1 (core) capital             12,769       8.80           4,353       >3.0               7,256       > 5.0
                                                                          -                              -
Tangible capital                  12,769       8.80           2,177       >1.5                 ---         ---


(5)  Supplemental Disclosure of Cash Flow Information


                                                             Six months ended March 31,
                                                            ----------------------------
                                                              2000               1999
                                                            ----------        ----------
         Cash paid for:
           Interest                                         $3,097,303        $2,954,008
           Income taxes                                        404,096           375,897

         Noncash investing and financing activities:
           Transfer from loans to real estate
             acquired through foreclosure                      586,473           119,888
           Issuance of loans receivable in connection
             with the sale of real estate acquired
             through foreclosure                               105,950            24,800
           Liabilities assumed in conjunction
             with acquisition                                      ---        13,700,846


                                     PART II

                         FIRST INDEPENDENCE CORPORATION

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


GENERAL

     The accompanying Consolidated Financial Statements include the accounts of First Independence Corporation and its wholly-owned subsidiary, First Federal
Savings and Loan Association of Independence. All significant inter-company transactions and balances are eliminated in consolidation. Our results of operations are primarily dependent on First Federal's net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. First Independence's net earnings are also affected by the level of its non-interest expenses, such as employee compensation and benefits, occupancy expenses, and other expenses.

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

     We do not undertake--and specifically disclaim any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION

     Total assets increased $6.9 million, or 5.00%, from $138.1 million at September 30, 1999 to $145.0 million at March 31, 2000. This increase was primarily comprised of increases in net loans receivable of $6.4 million, cash and cash equivalents of $895,000, real estate acquired through foreclosure of $342,000, Federal Home Loan Bank stock of $328,000 and accrued interest receivable of $37,000. These increases in assets, along with a reduction in savings deposits of $1.0 million, were funded by increases in advances from the Federal Home Loan Bank of Topeka of $7.9 million and advances from borrowers for taxes and insurance of $81,000 and the redeployment of funds received from mortgage-backed securities maturing of $1.0 million and investment securities maturing of $117,000.

     Loans receivable increased $6.4 million from $112.9 million at September 30, 1999, to $119.3 million at March 31, 2000. The increase was primarily due to construction loan originations at our loan production office in Lawrence, Kansas. These construction loans generally have terms of nine months or less and interest rates tied to the prime rate plus a margin. Construction loans reduce interest rate risk and improve earnings due to their shorter terms and higher rate when compared to permanent one- to four-family loans. However, construction loans also increase credit quality risk. To a lesser extent, the increase was due to originations in our market area consisting primarily of 15- and 30-year fixed-rate loans, mortgage loans with a fixed rate for the first five years of the loan term that automatically convert to one-year adjustable rate loans during the sixth year of the loan term, and, to a lesser extent, one-year adjustable rate mortgages.

     Total deposits decreased $1.0 million from $95.5 million at September 30, 1999, to $94.5 million at March 31, 2000. The outflow of deposits was a result of competition from local financial institutions which are aggressively seeking public unit deposits by offering relatively high interest rates; and competition from other investment products that offer the potential of a higher rate of return, but also represent a higher risk to the investor.

     Total borrowed funds increased $7.9 million from $27.5 million at September 30, 1999 to $35.4 million at March 31, 2000. The increase was from advances obtained from the Federal Home Loan Bank of Topeka. The advances allowed us to invest the funds borrowed in loans receivable at a positive spread.

     Total stockholders' equity increased $29,000 from $13,107,000 at September 30, 1999 to $13,136,000 at March 31, 2000. The increase was primarily due to net earnings from operations of $647,000, repayment of employee stock ownership debt of $46,000, fair value adjustment of $36,000 on ESOP shares committed for release and common stock options exercised of $35,000. These increases were partially offset by our use of $532,000 to repurchase 53,187 shares of common stock, dividends of $190,000 paid to stockholders and a decrease in the unrealized gains on securities available for sale of $12,000.

NON-PERFORMING ASSETS

     The ratio of non-performing assets to total assets is one indicator of our exposure to credit risk. Non-performing assets consist of non-accruing loans, accruing loans delinquent 90 days or more, troubled debt restructurings, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. At March 31, 2000, non-performing assets were approximately $2.4 million, which represents a decrease of $121,000, or 4.8%, as compared to September 30, 1999. The ratio of non-performing assets to total assets at March 31, 2000 was 1.67% compared to 1.84% at September 30, 1999. A summary of non-performing assets by category is set forth in the following table:


                                                 March 31,       September 30,
                                                   2000              1999
                                                 ---------       -------------
                                                    (Dollars In Thousands)

Non-Accruing Loans                                 $1,649            $1,311
Accruing Loans Delinquent 90 Days or More             293             1,118
Troubled Debt Restructurings                           24               ---
Foreclosed Assets                                     452               110
                                                  -------            ------
Total Non-Performing Assets                        $2,418            $2,539
                                                   ======            ======
Total Non-Performing Assets as a
   Percentage of Total Assets                       1.67%             1.84%
                                                    ====              ====


     Included in non-accruing loans at March 31, 2000, were 15 loans totaling $463,000 secured by one- to four-family real estate, 11 construction loans totaling $1,010,000 secured by one- to four-family real estate, 2 loans totaling $104,000 secured by non-residential real estate and 20 consumer loans totaling $72,000. All non-accruing loans at March 31, 2000, were located in our primary market area, except for 1 loan totaling $51,000 secured by a single family residence located in Texas. At March 31, 2000, accruing loans delinquent 90 days or more included 9 loans totaling $190,000 secured by one- to four-family real estate, 1 construction loan totaling $84,000 secured by one- to four-family real estate and 1 loan totaling $19,000 secured by non-residential real estate. At March 31, 2000, all of our accruing loans delinquent 90 days or more were secured by real estate located in our primary market area, except for 1 loan totaling $48,000 secured by a single family residence located in Texas. At March 31, 2000, real estate acquired through foreclosure consisted of 14 single family residences located in our primary market area. The properties have a carrying value of $452,000 and are currently offered for sale.

     We have taken into account our non-performing assets and the composition of the loan portfolio in establishing the allowance for loan losses. The allowance for loan losses totaled $780,000 at March 31, 2000, which represented a $27,000 increase from the allowance for loan losses at September 30, 1999. The ratio of the allowance for loan losses as a percent of total loans decreased from .67% at September 30, 1999 to .65% at March 31, 2000, primarily due to the increase in total loans receivable at March 31, 2000. The allowance for loan losses as a percent of non-performing loans increased from 31.0% at September 30, 1999 to 39.7% at March 31, 2000, due to the decrease in non-performing loans at March 31, 2000.

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

RESULTS OF OPERATIONS - COMPARISON OF THREE AND SIX MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

     General. Net earnings for the six months ended March 31, 2000 were $647,000 as compared to $526,000 for the six months ended March 31, 1999, an increase of $121,000, or 22.9%. The increase in net earnings was primarily due to increases in net interest income of $287,000 and non-interest income of $44,000. These increases were partially offset by increases in non-interest expense of $151,000, income tax expense of $48,000 and the provision for loan losses of $12,000.

     Net earnings for the three months ended March 31, 2000 were $336,000 as compared to $278,000 for the three months ended March 31, 1999, an increase of $58,000, or 20.7%. The increase in net earnings was primarily due to an increase in net interest income of $99,000 and a decrease in non-interest expense of $10,000. These increases to net earnings were partially offset by a decrease in non-interest income of $26,000 and increases in income tax expense of $21,000 and provision for loan losses of $6,000.

     Net Interest Income. Net interest income increased $287,000, or 14.4%, for the six months ended March 31, 2000 as compared to the six months ended March 31, 1999. This increase was due primarily to an increase in interest income of $475,000, or 9.6%, offset partially by an increase in interest expense of
$187,000, or 6.3%. Interest income increased primarily due to a $9.5 million increase in the average balance of interest-earning assets and, to a lesser extent, a 16 basis point increase in the average yield on interest-earning assets. Interest expense increased primarily due to an $8.6 million increase in the average balance of interest-bearing liabilities, offset partially by a 4 basis point decrease in the average rate paid on interest-bearing liabilities. The average balance of interest-earning assets and interest-bearing liabilities increased primarily due to the Neodesha Savings merger conversion. The variance between the increase in yield and the decrease in average rate paid was due to interest-earning assets and interest-bearing liabilities acquired in the Neodesha Savings merger conversion having a greater spread than interest-earning assets and interest-bearing liabilities on our balance sheet.

     Net interest income increased $99,000, or 9.3%, for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. This increase was due primarily to an increase in interest income of $172,000, or 6.7%, offset partially by an increase in interest expense of $73,000 or 4.8%. Interest income increased primarily due to a $4.5 million increase in the average balance of interest-earning assets and, to a lesser extent, a 25 basis point increase in the average yield on interest-earning assets. Interest expense increased primarily due to a $4.3 million increase in the average balance of interest-bearing liabilities and, to a lesser extent, a 7 basis point increase in the average rate paid on interest-bearing liabilities. The average rate earned on interest-earning assets and paid on interest-bearing liabilities increased primarily due to an increase in market interest rates. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 109.5% for the three months ended March 31, 1999 to 109.3% for the three months ended March 31, 2000.

     Interest Income. Interest income for the six months ended March 31, 2000, increased to $5.4 million from $4.9 million for the six months ended March 31, 1999. This increase resulted primarily from a $9.5 million increase in the average outstanding amount of interest-earning assets during the six months ended March 31, 2000, as compared to the six months ended March 31, 1999 due to assets acquired in the Neodesha Savings merger conversion. To a lesser extent, the increase was due to an increase in the average yield on interest-earning assets. The average yield on interest-earning assets increased by 16 basis points to 7.76% during the first six months of fiscal 2000, from 7.60% during the first six months of fiscal 1999. This increase was caused primarily by a change in the mix of interest-earning assets to a higher percentage of loans receivable, even though the average yield on loans receivable decreased from 8.06% during the first half of fiscal 1999, to 8.01% during the first half of fiscal 2000.

     Interest income for the quarter ended March 31, 2000, increased to $2.8 million from $2.6 million for the quarter ended March 31, 1999. This increase was caused primarily by a $4.5 million increase in the average outstanding amount of interest-earning assets during the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. This increase was due to an increase in the average balance of loans receivable financed by advances obtained from the Federal Home Loan Bank of Topeka and Federal Home Loan Bank overnight deposits. To a lesser extent, the increase was due to an increase in the average yield on interest-earning assets. The average yield on interest-earning assets increased by 25 basis points to 7.80% during the first quarter of fiscal 2000, from 7.55% during the first quarter of fiscal 1999. This increase was due to the same reasons as stated above.

     Interest Expense. Interest expense for the six months ended March 31, 2000, increased by $187,000 to $3.1 million as compared to $3.0 million for the six months ended March 31, 1999. This increase in interest expense was due primarily to an $8.6 million increase in the average outstanding amount of interest-bearing liabilities during the six months ended March 31, 2000 as compared to the six months ended March 31, 1999. This increase was partially offset by a 4 basis point decrease in average interest rates paid on interest-bearing liabilities, caused by a decrease in interest rates on savings deposits. The increase in interest-bearing liabilities was primarily due to a $6.5 million increase in the average outstanding balance of deposits due primarily to savings deposits acquired in the Neodesha Savings merger conversion and, to a lesser extent, a $2.1 million increase in advances obtained from the Federal Home Loan Bank of Topeka.

     Interest expense for the quarter ended March 31, 2000, increased by $73,000 to $1.6 million as compared to $1.5 million for the quarter ended March 31, 1999. This increase in interest expense was due primarily to a $4.3 million increase in the average outstanding amount of interest-bearing liabilities during the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. This increase in interest-bearing liabilities was due primarily to an increase in advances obtained from the Federal Home Loan Bank of Topeka used to finance loans receivable. To a lesser extent, the increase in interest expense was due to a 7 basis point increase in average interest rates paid on interest-bearing liabilities, caused by an increase in rates on demand and Now deposits and Federal Home Loan Bank advances.

     Provision for Loan Losses. The provision for loan losses represents a charge to earnings to maintain the allowance for loan losses at a level we believe is adequate to absorb probable losses in the loan portfolio. The provision for loan losses amounted to $21,000 and $42,000 for the three and six months ended March 31, 2000 as compared to $15,000 and $30,000 for the same periods in 1999. This increase in provision for loan losses was in recognition of the increased balance of construction loans in our loan portfolio. We believe we use the best information available in providing for probable loan losses and we believe that the allowance is adequate at March 31, 2000. Future adjustments to the allowance could be necessary, however, and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

     Non-interest Income. Non-interest income increased $44,000 to $196,000 during the six months ended March 31, 2000 as compared to $152,000 for the six months ended March 31, 1999. The increase was primarily due to the amortization of $47,000 related to negative goodwill acquired in the Neodesha Savings merger conversion. To a lesser extent, the increase was due to increased checking and deposit account fees as a result of accounts acquired in the Neodesha Savings merger conversion and increased late charges and other fees associated with mortgage loans. These increases were partially offset by a $40,000 net loss from real estate operations for the six months ended March 31, 2000 compared to $3,000 net earnings for the six months ended March 31, 1999.

     Non-interest income decreased $26,000 to $87,000 during the three months ended March 31, 2000 as compared to $113,000 for the three months ended March 31, 1999. The decrease was primarily a result of net losses on real estate operations of $30,000 for the period ended March 31, 2000 compared to net earnings of $8,000 for the period ended March 31, 1999. Recurring non-interest income generally consists of servicing fees as well as deposit and other types of fees.

     Non-interest Expense. Total non-interest expense increased to $1.4 million for the six months ended March 31, 2000 from $1.3 million for the six months ended March 31, 1999, an increase of $151,000, or 11.9%. The increase was primarily due to increases in employee compensation and employee benefits of $120,000, occupancy and equipment of $27,000, other expense of $7,000 and data processing fees of $3,000. These increases were partially offset by a decrease in federal deposit insurance premiums of $7,000 due to a decrease in the insurance premium percentage. The increases were primarily due to the acquisition of Neodesha Savings, resulting in additional staff, occupancy and equipment, stationery, printing and office supplies expense. To a lesser extent, the increase in compensation expense was the result of normal, annual cost of living increases in salaries and bonuses.

     Total non-interest expense decreased by $10,000 for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. The decrease was due primarily to decreases in other expense of $17,000 and federal deposit insurance premiums of $9,000. These decreases were partially offset by increases in compensation and employee benefits of $7,000 and occupancy and equipment of $7,000.

     Income Tax Expense. Income tax expense was $373,000 for the six months ended March 31, 2000 compared to $325,000 for the six months ended March 31, 1999, an increase of $48,000. This increase was primarily due to an increase in pre-tax earnings during the 2000 period as compared to the 1999 period. Our effective tax rates were 36.6% and 38.2% for the six months ended March 31, 2000 and March 31, 1999, respectively.

     Income tax expense was $188,000 for the quarter ended March 31, 2000 compared to $167,000 for the quarter ended March 31, 1999, an increase of $21,000. This increase was primarily due to an increase in pre-tax earnings during the 2000 period as compared to the 1999 period. Our effective tax rates were 35.8% and 37.6% for the three months ended March 31, 2000 and March 31, 1999, respectively.

     Liquidity and Capital Resources. Our primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank of Topeka advances and funds provided by operations. While scheduled loan and mortgage-backed security repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. Current Office of Thrift Supervision regulations require First Federal to maintain cash and eligible investments in an amount equal to at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such requirements may be changed from time to time by the Office of Thrift Supervision to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which First Federal may rely if necessary to fund deposit withdrawals and other short-term funding needs. As of March 31, 2000, First Federal's liquidity ratio was 7.83% as compared to 9.66% at September 30, 1999. These ratios exceeded the minimum regulatory liquidity requirements on both dates.

     We use our capital resources principally to meet our ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At March 31, 2000 we had commitments to originate loans totaling $2,585,000. We consider our liquidity and capital resources to be adequate to meet foreseeable short- and long-term needs. We expect to be able to fund or refinance, on a timely basis, our material commitments and long-term liabilities.

     Regulatory  standards  impose the following  capital  requirements on First
Federal: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of March 31, 2000, we exceeded all regulatory capital standards.

     At March 31, 2000, First Federal's tangible capital was $12.8 million, or 8.80% of adjusted total assets, which is in excess of the 1.5% requirement by $10.6 million. In addition, at March 31, 2000, we had core capital of $12.8 million, or 8.80% of adjusted total assets, which exceeds the 3% requirement by $8.4 million. Risk-based capital was $13.5 million at March 31, 2000, or 19.15% of risk-adjusted assets, which exceeds the 8.0% risk-based capital requirement by $7.9 million.


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

                                          FIRST INDEPENDENCE CORPORATION
                                          Registrant




Date:   May 12, 2000                      /s/Larry G. Spencer
                                          -------------------------------------
                                          Larry G. Spencer
                                          President and Chief Executive
                                          Officer



Date:   May 12, 2000                      /s/James B. Mitchell
                                          ------------------------------------
                                          James B. Mitchell
                                          Vice President and Chief Financial
                                          Accounting Officer