Form 10QSB
period 2000-06-30
FIRST INDEPENDENCE CORP /DE/
filed 2000-08-11
CIK 908486

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                        --------------------------------

                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended June 30, 2000

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

     As of August 4, 2000, there were 1,018,361 shares of the Registrant's common stock outstanding.

                         FIRST INDEPENDENCE CORPORATION


                                      INDEX


PART I.           FINANCIAL INFORMATION (unaudited)                             PAGE NO.
Item 1.           Consolidated Condensed Financial Statements

                  Consolidated Condensed Balance Sheets as of
                  June 30, 2000 and September 30, 1999                                3

                  Consolidated Condensed Statements of Earnings
                  for the Three and Nine Months Ended June 30,
                  2000 and 1999                                                       4

                  Consolidated Condensed Statements of Comprehensive
                  Income for the Three and Nine Months Ended
                  June 30, 2000 and 1999                                              5

                  Consolidated Condensed Statement of Stockholders'
                  Equity for the Year Ended September 30, 1999 and
                  Nine Months Ended June 30, 2000                                     6

                  Consolidated Condensed Statements of Cash
                  Flows for the Nine Months Ended June 30,
                  2000 and 1999                                                       7

                  Notes to Consolidated Condensed Financial
                  Statements                                                          8

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                         10

PART II.          OTHER INFORMATION                                                  17

                  Signature Page                                                     18


                                           PART I: FINANCIAL INFORMATION
                                          FIRST INDEPENDENCE CORPORATION
                                       CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                     June 30,             September 30,
                                                                       2000                    1999
                                                                    --------------      ------------------
                                                                               (Unaudited)
ASSETS

Cash and due from banks                                              $     516,980           $   1,064,794
Other interest-earning deposits                                            341,900                 375,201
                                                                     -------------           -------------
  Cash and cash equivalents                                                858,880               1,439,995
Investment securities held to maturity (fair value:
  June 30, 2000 - $6,455,460;
  September 30, 1999 - $6,957,733)                                       6,595,895               7,005,279
Investment securities available for sale                                 1,982,600               1,999,800
Mortgage-backed securities held to maturity (fair value:
  June 30, 2000 - $9,213,911;
  September 30, 1999 - $10,852,983)                                      9,266,304              10,912,279
Loans receivable, net                                                  122,663,331             112,893,406
Real estate acquired through foreclosure                                   436,533                 109,579
Premises and equipment, net                                              1,399,478               1,322,128
Federal Home Loan Bank Stock, at cost                                    1,840,000               1,441,600
Accrued interest receivable                                              1,065,864                 887,465
Other assets                                                                70,722                 119,809
                                                                     -------------           -------------
  Total assets                                                       $ 146,179,607           $ 138,131,340
                                                                     =============           =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                           $  94,247,330           $  95,452,864
  Advances from borrowers for taxes and insurance                          499,964                 825,330
  Advances from Federal Home Loan Bank                                  36,800,000              27,500,000
  Income taxes payable                                                      31,166                  71,277
  Other accrued expenses and liabilities                                 1,141,396               1,175,261
                                                                     -------------           -------------
       Total liabilities                                               132,719,856             125,024,732
Stockholders' equity
  Preferred stock, $.01 par value, 500,000
    shares authorized, none issued                                             ---                     ---
  Common stock, $.01 par value, 2,500,000 shares authorized,
    1,649,288 shares issued                                                 16,493                  16,493
  Additional paid-in capital                                             8,172,849               8,132,391
  Retained earnings - substantially restricted                          11,604,901              10,876,339

  Accumulated other comprehensive income (loss)                            (10,058)                  2,316

  Treasury stock at cost, 630,927 shares at June 30, 2000
    and 587,458 shares at September 30, 1999                            (6,194,540)             (5,721,251)
  Required contributions for shares acquired by ESOP                      (129,894)               (199,680)
                                                                     -------------           -------------
      Total stockholders' equity                                        13,459,751              13,106,608
                                                                     -------------           -------------
      Total liabilities and stockholders' equity                     $ 146,179,607           $ 138,131,340
                                                                     =============           =============

--------------------------------

The accompanying notes are an integral part of these statements.

                                           PART I: FINANCIAL INFORMATION
                                          FIRST INDEPENDENCE CORPORATION
                                   CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                                                              Three Months Ended                     Nine Months Ended
                                                                   June 30,                               June 30,
                                                        ---------------------------------     --------------------------------
                                                             2000               1999               2000               1999
                                                        --------------     --------------     --------------      ------------
                                                                   (Unaudited)                           (Unaudited)
Interest income
  Loans receivable                                       $2,473,778           $2,202,439       $7,189,571          $6,304,310

  Mortgage-backed securities                                161,705              171,108          490,142             633,507
  Investment securities                                     141,626               59,567          428,425             254,131
  Other                                                      48,866              123,671          138,695             311,289
                                                         ----------           ----------       ----------          ----------
    Total interest income                                 2,825,975            2,556,785        8,246,833           7,503,237
                                                         ----------           ----------       ----------          ----------
Interest expense
  Deposits                                                1,132,168            1,126,994        3,377,074           3,252,956
  Borrowed funds                                            530,083              382,622        1,431,367           1,215,591
                                                         ----------           ----------      -----------           ---------
    Total interest expense                                1,662,251            1,509,616        4,808,441           4,468,547
                                                         ----------           ----------       ----------          ----------
Net interest income                                       1,163,724            1,047,169        3,438,392           3,034,690

Provision for loan losses                                    21,000               15,000           63,000              45,000
                                                         ----------           ----------       ----------          ----------
Net interest income after provision
  for loan losses                                         1,142,724            1,032,169        3,375,392           2,989,690

Noninterest income
  Income (loss) from real estate operations                   2,280             (23,570)         (37,576)            (20,889)
  Other                                                     107,633              124,571          343,556             273,958
                                                         ----------           ----------       ----------          ----------
    Total noninterest income                                109,913              101,001          305,980             253,069
                                                         ----------           ----------       ----------          ----------
Noninterest expense
  Employee compensation and benefits                        395,943              367,565        1,203,623           1,055,379
  Occupancy and equipment                                    79,454               72,770          241,876             207,346
  Federal deposit insurance premiums                          4,944               13,870           24,114              39,744
  Data processing fees                                       51,556               75,249          181,442             202,473
  Other                                                     140,575              138,873          430,148             421,804
                                                         ----------           ----------       ----------          ----------
    Total noninterest expenses                              672,472              668,327        2,081,203           1,926,746
                                                         ----------           ----------       ----------          ----------
Earnings before income taxes                                580,165              464,843        1,600,169           1,316,013
Income tax expense                                          208,731              171,194          582,226             496,422
                                                         ----------           ----------       ----------          ----------
Net earnings                                             $  371,434           $  293,649       $1,017,943          $  819,591
                                                         ==========           ==========       ==========          ==========
Earnings per common share
  Basic                                                  $      .37           $      .28       $     1.00          $      .81
                                                         ==========           ==========       ==========          ==========
  Diluted                                                $      .36           $      .27       $      .96          $      .77
                                                         ==========           ==========       ==========          ==========
Dividends per share                                      $      .10           $    .0875       $    .2875          $    .2500
                                                         ==========           ==========       ==========          ==========

Weighted average shares outstanding
  Basic                                                     998,827            1,033,633        1,016,033           1,009,710
                                                         ==========           ==========       ==========          ==========
  Diluted                                                 1,039,451            1,085,827        1,056,657           1,061,904
                                                         ==========           ==========       ==========          ==========

-----------------------------

The accompanying notes are an integral part of these statements.

                                           PART I: FINANCIAL INFORMATION
                                          FIRST INDEPENDENCE CORPORATION
                             CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME


                                                             Three Months Ended                     Nine Months Ended
                                                                  June 30,                               June 30,
                                                       -------------------------------       --------------------------------
                                                            2000              1999                2000              1999
                                                       --------------    -------------       --------------    --------------
                                                                  (Unaudited)                           (Unaudited)
Net earnings                                              $ 371,434          $ 293,649          $1,017,943        $ 819,591

Other comprehensive income
  Unrealized gains (losses) on securities
    available for sale arising during the
    period, net of income tax                                    41           (14,905)            (12,374)          (47,332)
                                                          ---------         ---------          ----------         ---------

Comprehensive income                                      $ 371,475          $ 278,744          $1,005,569        $ 772,259
                                                          =========          =========          ==========        =========

-----------------------------

The accompanying notes are an integral part of these statements.


                                          FIRST INDEPENDENCE CORPORATION
                             CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                       For The Year Ended September 30, 1999
                                        and Nine Months Ended June 30, 2000
                                                    (Unaudited)
                                                                                                       Required
                                                                                                         Contribu-
                                                                           Accumulated                   tions for
                                                 Additional                    Other                      Shares
                                        Common    Paid-in     Retained     Comprehensive   Treasury      Acquired        Total
                                        Stock     Capital     Earnings     Income (Loss)    Stock         by ESOP       Equity
                                        -----     -------     --------     -------------    -----         -------       ------
Balance at October 1, 1998              $14,984  $7,239,207   $10,077,091   $  52,497     $(5,139,263)   $(145,475)   $12,099,041

Net earnings                                ---         ---     1,143,088         ---             ---          ---      1,143,088

Cash dividends of $.3375 per share          ---         ---      (343,840)        ---             ---          ---       (343,840)

Issuance of 150,896 shares of
  common stock                            1,509     817,968           ---         ---             ---     (142,176)       677,301

Common stock options exercised              ---      (3,987)          ---         ---          46,831          ---         42,844

Depreciation of securities
  available for sale, net of
  income tax                                ---         ---           ---     (50,181)            ---          ---        (50,181)

ESOP loan repayments                        ---         ---           ---         ---             ---       87,971         87,971

Fair value adjustment on ESOP
  shares committed for release              ---      79,203           ---         ---             ---          ---         79,203

Purchase of 55,885 shares of
  treasury stock                            ---         ---           ---         ---        (628,819)         ---       (628,819)
                                        -------  ----------   -----------   ---------     -----------    ---------    -----------

Balance at September 30, 1999            16,493   8,132,391    10,876,339       2,316      (5,721,251)    (199,680)    13,106,608

Net earnings                                ---         ---     1,017,943         ---             ---          ---      1,017,943

Cash dividends of $.2875 per share          ---         ---      (289,381)        ---             ---          ---       (289,381)

Common stock options exercised              ---      (9,653)          ---         ---          58,581          ---         48,928

Depreciation of securities
  available for sale, net of
  income tax                                ---         ---           ---     (12,374)            ---          ---        (12,374)

ESOP loan repayments                        ---         ---           ---         ---             ---       69,786         69,786

Purchase of 53,187 shares of
  treasury stock                            ---         ---           ---         ---        (531,870)         ---       (531,870)

Fair value adjustment on ESOP
  shares committed for release              ---      50,111           ---         ---             ---          ---         50,111
                                        -------  ----------   -----------   ---------     -----------    ---------    -----------

Balance at June 30, 2000                $16,493  $8,172,849   $11,604,901   $ (10,058)    $(6,194,540)   $(129,894)   $13,459,751
                                        =======  ==========   ===========   =========     ===========    =========    ===========

------------------------------------

The accompanying notes are an integral part of these statements.

                                           PART I: FINANCIAL INFORMATION
                                          FIRST INDEPENDENCE CORPORATION
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       Nine Months Ended June 30,
                                                                                -----------------------------------------
                                                                                    2000                        1999
                                                                                --------------             --------------
Cash flows from operating activities                                                           (Unaudited)
  Net earnings                                                                    $ 1,017,943                 $   819,591

  Adjustments to reconcile net earnings to net cash
    provided by operating activities
      Provision for loan losses                                                        63,000                      45,000
      Depreciation                                                                     93,392                      83,899
      Amortization of premiums and discounts on investments
        and mortgage-backed securities                                                 33,323                      62,601
      Amortization of deferred loan origination fees                                 (167,747)                   (164,919)
      Amortization of expense related to employee
        benefit plans                                                                 119,897                     123,145
      Amortization of negative goodwill                                               (70,544)                    (47,029)
      Net gain on sale of real estate acquired
        through foreclosure                                                           (35,993)                    (13,057)
      Increase (decrease) in cash due to changes in
        Accrued interest receivable                                                  (178,399)                      6,310
        Other assets                                                                   28,027                     (39,938)
        Accrued expenses and other liabilities                                         23,227                    (304,126)
        Income taxes payable                                                            5,425                     (33,377)
                                                                                  -----------                  ----------
          Net cash provided by operating activities                                   931,551                     538,100

Cash flows from investing activities
    Proceeds from sale of investment security                                             ---                     355,053
    Proceeds from maturities and repayment of securities
      Available for sale                                                                  ---                   1,000,000
      Held to maturity                                                              2,019,278                  11,670,132
    Purchase of securities
      Available for sale                                                                  ---                      (8,452)
      Held to maturity                                                                    ---                  (1,000,000)
    Net increase in loans                                                         (10,210,922)                 (8,184,391)
    Purchase of Federal Home Loan Bank stock                                         (398,400)                   (240,200)
    Capital expenditures                                                             (200,542)                    (70,275)
    Proceeds from sale of real estate acquired through
      foreclosure                                                                     281,143                      58,825
    Cash acquired in acquisition                                                          ---                   2,114,968
                                                                                  -----------                 -----------
        Net cash provided by (used in) investing activities                        (8,509,443)                  5,695,660

Cash flows from financing activities
    Net increase (decrease) in deposits                                            (1,205,534)                  2,157,969
    Net decrease in advances from borrowers
      for taxes and insurance                                                        (325,366)                   (377,863)
    Advances from Federal Home Loan Bank                                           43,300,000                   6,700,000
    Repayment of Federal Home Loan Bank advances                                  (34,000,000)                 (9,300,000)
    Cash dividends paid                                                              (289,381)                   (253,747)
    Purchase of treasury stock                                                       (531,870)                   (628,819)
    Net proceeds from sale of stock                                                       ---                   1,279,264
    Stock issuance costs                                                                  ---                    (327,338)
    Stock options exercised                                                            48,928                      42,844
                                                                                  -----------                 -----------
      Net cash provided by (used in) financing activities                           6,996,777                    (707,690)
                                                                                  -----------                 -----------
Net increase (decrease) in cash and cash equivalents                                 (581,115)                  5,526,070
Cash and cash equivalents at beginning of period                                    1,439,995                     913,580
                                                                                  -----------                 -----------
Cash and cash equivalents at end of period                                        $   858,880                  $6,439,650
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

     In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial condition of First Independence Corporation as of June 30, 2000, and the results of operations and cash flows for all interim periods presented.

     Operating results for the three and nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000.

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

(4)      Regulatory Capital Requirements

     Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of 1989, as implemented by rules promulgated by the Office of Thrift Supervision, savings institutions must meet the following separate minimum capital-to-asset requirements. The table below summarizes, as of June 30, 2000, the capital requirements applicable to First Federal and its actual capital ratios. For purposes of calculating regulatory capital, adjustments required by Statement of Financial Accounting Standards No. 115 are not taken into account. As of June 30, 2000, First Federal exceeded all regulatory capital standards.

                                                                                                  To be well
                                                                                              capitalized under
                                                                   For capital                prompt corrective
                                        Actual                  adequacy purposes             action provisions
                               ------------------------      ------------------------      ------------------------
                                  Amount         Ratio         Amount        Ratio           Amount         Ratio
                               ------------    --------      ------------   ---------      ------------    ---------
                                                            (Dollars in Thousands)

Total risk-based capital          $13,941         19.09%         $5,843        >8.0%           $7,304        >10.0%
                                                                               -                             -
Tier 1 risk-based capital          13,152         18.01           2,922        >4.0             4,383        > 6.0
                                                                               -                             -
Tier 1 (core) capital              13,152          8.99           4,387        >3.0             7,312        > 5.0
                                                                               -                             -
Tangible capital                   13,152          8.99           2,194        >1.5               ---          ---
                                                                               -

(5)      Supplemental Disclosure of Cash Flow Information

                                                                                Nine months ended June 30,
                                                                              --------------------------------
                                                                                 2000                  1999
                                                                                 ----                  ----
         Cash paid for:
           Interest                                                           $4,725,632            $4,488,473
           Income taxes                                                          590,801               529,799

         Noncash investing and financing activities:
           Transfer from loans to real estate
             acquired through foreclosure                                                              748,569
           186,283
           Issuance of loans receivable in connection
             with the sale of real estate acquired
             through foreclosure                                                 190,450                24,800
           Liabilities assumed in conjunction
             with acquisition                                                        ---            13,700,846


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

Financial Condition

     Total assets increased $8.1 million, or 5.83%, from $138.1 million at September 30, 1999 to $146.2 million at June 30, 2000. This increase was primarily comprised of increases in net loans receivable of $9.8 million, Federal Home Loan Bank stock of $398,000, real estate acquired through foreclosure of $327,000 and accrued interest receivable of $179,000. These increases in assets, along with reductions in savings deposits of $1.3 million and advances from borrowers for taxes and insurance of $325,000, were funded by increases in advances from the Federal Home Loan Bank of Topeka of $9.3 million, the redeployment of funds received from mortgage-backed securities maturing of $1.6 million, investment securities maturing of $427,000 and a reduction in cash and cash equivalents of $581,000.

     Loans receivable increased $9.8 million from $112.9 million at September 30, 1999, to $122.7 million at June 30, 2000. The increase was primarily due to construction loan originations at our loan production office in Lawrence, Kansas. These construction loans generally have terms of nine months or less and interest rates tied to the prime rate plus a margin. Construction loans reduce interest rate risk and improve earnings due to their shorter terms and higher rate when compared to permanent one- to four-family loans. However, construction loans also increase credit quality risk. To a lesser extent, the increase was due to originations in our market area consisting primarily of 15- and 30- year fixed-rate loans, mortgage loans with a fixed rate for the first five years of the loan term that automatically convert to one-year adjustable rate loans during the sixth year of the loan term, and, to a lesser extent, one-year adjustable rate mortgages.

     Total deposits decreased $1.3 million from $95.5 million at September 30, 1999, to $94.2 million at June 30, 2000. The outflow of deposits was a result of competition from local financial institutions which are aggressively seeking public unit deposits by offering relatively high interest rates; and competition from other investment products that offer the potential of a higher rate of return, but also represent a higher risk to the investor.

     Total borrowed funds increased $9.3 million from $27.5 million at September 30, 1999 to $36.8 million at June 30, 2000. The increase was from advances obtained from the Federal Home Loan Bank of Topeka. The advances allowed us to invest the funds borrowed in loans receivable at a positive spread.

     Total stockholders' equity increased $353,000 from $13,107,000 at September 30, 1999 to $13,460,000 at June 30, 2000. The increase was primarily due to net earnings from operations of $1,018,000, repayment of employee stock ownership debt of $70,000, fair value adjustment of $50,000 on ESOP shares committed for release and common stock options exercised of $49,000. These increases were partially offset by our use of $532,000 to repurchase 53,187 shares of common stock, dividends of $289,000 paid to stockholders and a decrease in the unrealized gains on securities available for sale of $12,000.

Non-performing Assets

         The ratio of non-performing assets to total assets is one indicator of our exposure to credit risk. Non-performing assets consist of non-accruing loans, accruing loans delinquent 90 days or more, troubled debt restructurings, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. At June 30, 2000, non-performing assets were approximately $1.9 million, which represents a decrease of $630,000, or 24.8%, as compared to September 30, 1999. The ratio of non-performing assets to total assets at June 30, 2000 was 1.31% compared to 1.84% at September 30, 1999. These decreases were due primarily to a concentrated collection effort of our construction loans originated in the Lawrence loan production office. A summary of non-performing assets by category is set forth in the following table:

                                                                  June 30,               September 30,
                                                                    2000                      1999
                                                             ------------------        ------------------
                                                                        (Dollars In Thousands)

Non-Accruing Loans                                                   $1,085                     $1,311
Accruing Loans Delinquent 90 Days or More                               364                      1,118
Troubled Debt Restructurings                                             23                        ---
Foreclosed Assets                                                       437                        110
                                                                    -------                     ------
Total Non-Performing Assets                                          $1,909                     $2,539
                                                                     ======                     ======

Total Non-Performing Assets as a
   Percentage of Total Assets                                         1.31%                      1.84%
                                                                      ====                       ====

     Included in non-accruing loans at June 30, 2000, were 19 loans totaling $488,000 secured by one- to four-family real estate, 5 construction loans totaling $521,000 secured by one- to four-family real estate and 16 consumer loans totaling $76,000. All non-accruing loans at June 30, 2000, were located in our primary market area, except for 1 loan totaling $48,000 secured by a single family residence located in Texas. At June 30, 2000, accruing loans delinquent 90 days or more included 5 loans totaling $58,000 secured by one- to four-family real estate, 2 construction loans totaling $237,000 secured by one- to four-family real estate and 2 loans totaling $69,000 secured by non-residential real estate. At June 30, 2000, all of our accruing loans delinquent 90 days or more were secured by real estate located in our primary market area. At June 30, 2000, real estate acquired through foreclosure consisted of 12 single family residences located in our primary market area. The properties have a carrying value of $437,000 and are currently offered for sale.

     We have taken into account our non-performing assets and the composition of the loan portfolio in establishing the allowance for loan losses. The allowance for loan losses totaled $789,000 at June 30, 2000, which represented a $36,000 increase from the allowance for loan losses at September 30, 1999. The ratio of the allowance for loan losses as a percent of total loans decreased from .67% at September 30, 1999 to .64% at June 30, 2000, primarily due to the increase in total loans receivable at June 30, 2000. The allowance for loan losses as a percent of non-performing loans increased from 31.0% at September 30, 1999 to 53.6% at June 30, 2000, due to the decrease in non-performing loans at June 30, 2000.

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

Results of Operations - Comparison of Three and Nine Months Ended June 30, 2000 and June 30, 1999

     General. Net earnings for the three months ended June 30, 2000 were $371,000 as compared to $294,000 for the three months ended June 30, 1999, an increase of $77,000, or 26.5%. The increase in net earnings was primarily due to increases in net interest income of $117,000 and non-interest income of $9,000. These increases to net earnings were partially offset by increases in income tax expense of $38,000, provision for loan losses of $6,000 and non-interest expense of $4,000.

     Net earnings for the nine months ended June 30, 2000 were $1,018,000 as compared to $820,000 for the nine months ended June 30, 1999, an increase of $198,000, or 24.2%. The increase in net earnings was primarily due to increases in net interest income of $403,000 and non-interest income of $53,000. These increases were partially offset by increases in non-interest expense of $154,000, income tax expense of $86,000 and the provision for loan losses of $18,000.

     Net Interest Income. Net interest income increased $117,000, or 11.1%, for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999. This increase was due primarily to an increase in interest income of $269,000, or 10.5%, offset partially by an increase in interest expense of $152,000, or 10.1%. Interest income increased primarily due to an $8.1 million increase in the average balance of interest-earning assets and, to a lesser extent, a 33 basis point increase in the average yield on interest-earning assets. Interest expense increased primarily due to a $6.9 million increase in the average balance of interest-bearing liabilities and, to a lesser extent, a 20 basis point increase in the average rate paid on interest-bearing liabilities. The average rate earned on interest-earning assets and paid on interest-bearing liabilities increased primarily due to an increase in market interest rates. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 109.0% for the three months ended June 30, 1999 to 109.4% for the three months ended June 30, 2000.

     Net interest income increased $403,000, or 13.3%, for the nine months ended June 30, 2000 as compared to the nine months ended June 30, 1999. This increase was due primarily to an increase in interest income of $743,000, or 9.9%, offset partially by an increase in interest expense of $340,000, or 7.6%. Interest income increased primarily due to a $9.1 million increase in the average balance of interest-earning assets and, to a lesser extent, a 21 basis point increase in the average yield on interest-earning assets. Interest expense increased primarily due to an $8.0 million increase in the average balance of interest-bearing liabilities and, to a lesser extent, a 4 basis point increase in the average rate paid on interest-bearing liabilities. The average balance of interest-earning assets and interest-bearing liabilities increased primarily due to the Neodesha Savings merger conversion.

     Interest Income. Interest income for the quarter ended June 30, 2000, increased to $2.8 million from $2.6 million for the quarter ended June 30, 1999. This increase was caused primarily by an $8.1 million increase in the average outstanding amount of interest-earning assets during the three months ended June 30, 2000, as compared to the three months ended June 30, 1999. This increase was due to an increase in the average balance of loans receivable financed by advances obtained from the Federal Home Loan Bank of Topeka and Federal Home Loan Bank overnight deposits. To a lesser extent, the increase was due to an increase in the average yield on interest-earning assets. The average yield on interest-earning assets increased by 33 basis points to 7.95% during the third quarter of fiscal 2000, from 7.62% during the third quarter of fiscal 1999. This increase was due to the same reasons as stated above.

     Interest income for the nine months ended June 30, 2000, increased to $8.2 million from $7.5 million for the nine months ended June 30, 1999. This increase resulted primarily from a $9.1 million increase in the average outstanding amount of interest-earning assets during the nine months ended June 30, 2000, as compared to the nine months ended June 30, 1999 due to assets acquired in the Neodesha Savings merger conversion. To a lesser extent, the increase was due to an increase in the average yield on interest-earning assets. The average yield on interest-earning assets increased by 21 basis points to 7.82% during the first nine months of fiscal 2000, from 7.61% during the first nine months of fiscal 1999. This increase was caused primarily by a change in the mix of interest-earning assets to a higher percentage of loans receivable, even though the average yield on loans receivable only increased from 8.06% during the first nine months of fiscal 1999, to 8.07% during the first nine months of fiscal 2000.

     Interest Expense. Interest expense for the quarter ended June 30, 2000, increased by $152,000 to $1.7 million as compared to $1.5 million for the quarter ended June 30, 1999. This increase in interest expense was due primarily to a $6.9 million increase in the average outstanding amount of interest-bearing liabilities during the three months ended June 30, 2000, as compared to the three months ended June 30, 1999. This increase in interest-bearing liabilities was due primarily to an increase in advances obtained from the Federal Home Loan Bank of Topeka used to finance loans receivable. To a lesser extent, the increase in interest expense was due to a 20 basis point increase in average interest rates paid on interest-bearing liabilities, caused by an increase in rates on demand and Now deposits and Federal Home Loan Bank advances.

     Interest expense for the nine months ended June 30, 2000, increased by $339,000 to $4.8 million as compared to $4.5 million for the nine months ended June 30, 1999. This increase in interest expense was due primarily to an $8.0 million increase in the average outstanding amount of interest-bearing liabilities during the nine months ended June 30, 2000 as compared to the nine months ended June 30, 1999. To a lesser extent, the increase was due to an increase in the average interest rates paid on interest-bearing liabilities.

The average rates paid on interest-bearing liabilities increased by 4 basis points. The increase in interest-bearing liabilities was primarily due to a $4.2 million increase in advances obtained from the Federal Home Loan Bank of Topeka and, to a lesser extent, a $3.9 million increase in the average outstanding balance of deposits due primarily to savings deposits acquired in the Neodesha Savings merger conversion.

     Provision for Loan Losses. The provision for loan losses represents a charge to earnings to maintain the allowance for loan losses at a level we believe is adequate to absorb probable losses in the loan portfolio. The provision for loan losses amounted to $21,000 and $63,000 for the three and nine months ended June 30, 2000 as compared to $15,000 and $45,000 for the same periods in 1999. This increase in provision for loan losses was in recognition of the increased balance of construction loans in our loan portfolio. We believe we use the best information available in providing for probable loan losses and we believe that the allowance is adequate at June 30, 2000. Future adjustments to the allowance could be necessary, however, and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

     Non-interest Income. Non-interest income increased $9,000 to $110,000 during the three months ended June 30, 2000 as compared to $101,000 for the three months ended June 30, 1999. The increase was primarily a result of an increase in net earnings on real estate operations of $26,000 for the period ended June 30, 2000 compared to the period ended June 30, 1999. This increase was partially offset by a decrease in other non-operating income of $18,000 during the same periods. Recurring non-interest income generally consists of servicing fees as well as deposit and other types of fees.

     Non-interest income increased $53,000 to $306,000 during the nine months ended June 30, 2000 as compared to $253,000 for the nine months ended June 30, 1999. The increase was primarily due to a $24,000 increase in amortization related to negative goodwill acquired in the Neodesha Savings merger conversion. To a lesser extent, the increase was due to increased late charges and other fees of $21,000 associated with mortgage loans and increased checking and deposit account fees of $13,000 as a result of accounts acquired in the Neodesha Savings merger conversion. These increases were partially offset by a $17,000 increase in the net loss from real estate operations for the nine months ended June 30, 2000 compared to the nine months ended June 30, 1999.

     Non-interest Expense. Total non-interest expense increased by $4,000 for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999. The increase was due primarily to increases in employee compensation and benefits of $28,000, occupancy and equipment of $6,000 and other expense of $2,000. These increases were partially offset by decreases in data processing fees of $23,000 and federal insurance premiums of $9,000.

         Total non-interest expense increased to $2.1 million for the nine months ended June 30, 2000 from $1.9 million for the nine months ended June 30, 1999, an increase of $154,000, or 8.0%. The increase was primarily due to increases in employee compensation and benefits of $149,000, occupancy and equipment of $35,000 and other expense of $8,000. These increases were partially offset by a decrease in data processing fees of $21,000 and federal deposit insurance premiums of $16,000 due to a decrease in the insurance premium rate. The increases were primarily due to the acquisition of Neodesha Savings, resulting in additional staff, occupancy and equipment, stationery, printing and office supplies expense. To a lesser extent, the increase in compensation expense was the result of normal, annual cost of living increases in salaries and bonuses.

     Income Tax Expense. Income tax expense was $209,000 for the quarter ended June 30, 2000 compared to $171,000 for the quarter ended June 30, 1999, an increase of $38,000. This increase was primarily due to an increase in pre-tax earnings during the 2000 period as compared to the 1999 period. Our effective tax rates were 36.0% and 36.8% for the three months ended June 30, 2000 and June 30, 1999, respectively.

     Income tax expense was $582,000 for the nine months ended June 30, 2000 compared to $496,000 for the nine months ended June 30, 1999, an increase of $86,000. This increase was primarily due to an increase in pre-tax earnings during the 2000 period as compared to the 1999 period. Our effective tax rates were 36.4% and 37.7% for the nine months ended June 30, 2000 and June 30, 1999, respectively.

     Liquidity and Capital Resources. Our primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank of Topeka advances and funds provided by operations. While scheduled loan and mortgage-backed security repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. Current Office of Thrift Supervision regulations require First Federal to maintain cash and eligible investments in an amount equal to at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such requirements may be changed from time to time by the Office of Thrift Supervision to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which First Federal may rely if necessary to fund deposit withdrawals and other short-term funding needs. As of June 30, 2000, First Federal's liquidity ratio was 8.23% as compared to 9.66% at September 30, 1999. The reduction was primarily due to the increase in the loan portfolio. These ratios exceeded the minimum regulatory liquidity requirements on both dates.

     We use our capital resources principally to meet our ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At June 30, 2000 we had commitments to originate loans totaling $3,830,000. We consider our liquidity and capital resources to be adequate to meet foreseeable short- and long-term needs. We expect to be able to fund or refinance, on a timely basis, our material commitments and long-term liabilities.

     Regulatory standards impose the following capital requirements on First
Federal: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of June 30, 2000, we exceeded all regulatory capital standards.

     At June 30, 2000, First Federal's tangible capital was $13.2 million, or 8.99% of adjusted total assets, which is in excess of the 1.5% requirement by $11.0 million. In addition, at June 30, 2000, we had core capital of $13.2 million, or 8.99% of adjusted total assets, which exceeds the 3% requirement by $8.8 million. Risk-based capital was $13.9 million at June 30, 2000, or 19.09% of risk-adjusted assets, which exceeds the 8.0% risk-based capital requirement by $8.1 million.


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


                                   FIRST INDEPENDENCE CORPORATION
                                   Registrant




Date: August 4, 2000               /s/Larry G. Spencer
                                   -----------------------------------------
                                   Larry G. Spencer
                                   President and Chief Executive
                                   Officer



Date: August 4, 2000               /s/James B. Mitchell
                                   -----------------------------------------
                                   James B. Mitchell
                                   Vice President and Chief
                                   Financial Accounting Officer