Form 10KSB
period 2000-09-30
FIRST INDEPENDENCE CORP /DE/
filed 2000-12-29
CIK 908486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to ______________

                         Commission File Number 0-22184

                         FIRST INDEPENDENCE CORPORATION
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

Delaware                                                    36-3899950
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

Myrtle and Sixth Streets, Independence, Kansas                   67301
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (316) 331-1660
                                                      -------------

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

          Check if there is no disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

          State  the  issuer's   revenues  for  its  most  recent  fiscal  year:
$11,637,136.

          The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the NASDAQ Stock Market as of December 4, 2000, was $8.3 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

   As of December 4, 2000, there were issued and outstanding 1,024,666 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II of Form 10-KSB - Annual Report to Stockholders for the
                     fiscal year ended September 30, 2000.

               Part III of Form 10-KSB - Proxy Statement for 2001
                        Annual Meeting of Stockholders.

           Transitional Small Business Disclosure Format: YES __ NO X .

FORWARD-LOOKING STATEMENTS

       First   Independence   Corporation   ("First   Independence"),   and  its
wholly-owned subsidiary, First Federal Savings and Loan Association of Independence ("First Federal"), may from time to time make written or oral "forward-looking statements," including statements contained in its filings with the Securities and Exchange Commission (the "SEC"). These forward-looking statements may be included in this Annual Report on Form 10-KSB and the exhibits attached to it, in First Independence's reports to shareholders and in other communications, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

       These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in the forward-looking statements:

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

                                     PART I

Item 1.    Description of Business
           -----------------------
General

       First Independence is a Delaware corporation which was formed at the direction of First Federal in June 1993 for the purpose of becoming the savings and loan holding company of First Federal. First Independence owns all of the outstanding stock of First Federal issued on October 5, 1993 in connection with the completion of First Federal's conversion from the mutual to the stock form of organization. First Independence issued 727,375 shares of common stock at a price of $10.00 per share in the conversion. On January 6, 1999, The Neodesha Savings and Loan Association, FSA ("Neodesha Savings") combined with First Federal through the conversion of Neodesha Savings from a mutual savings and loan association to a stock savings and loan association and the simultaneous merger of Neodesha Savings into First Federal. See Note N of the Notes to Consolidated Financial Statements in our Annual Report to Stockholders for the year ended September 30, 2000 attached hereto as Exhibit 13 (the "Annual Report"). All references to First Independence at or before October 5, 1993 refer to First Federal. References in this Form 10-KSB to "we," "us" and "our" refer to First Independence and/or First Federal as the context requires. First Independence's common stock is quoted on the Nasdaq Small Cap Market under the symbol "FFSL."

       At September 30, 2000, we had total assets of $149.1 million, and stockholders' equity of $13.8 million.

         First Federal is a federally chartered stock savings and loan association headquartered in Independence, Kansas. First Federal was originally organized in 1905 as a state-chartered savings and loan association and later converted to a federally chartered institution.

         First   Federal   has  been,   and   intends  to   continue  to  be,  a
community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. We attract deposits from the general public and use such deposits, together with borrowings and other funds, to originate one- to four-family residential mortgage loans. To a much lesser extent, we also originate loans secured by non-residential real estate and consumer loans and a limited amount of loans secured by multi-family real estate. Subject to market conditions and loan demand in our market area, we expect to continue to originate the same types of loans we currently offer, which include the origination of a limited number of commercial and multi-family real estate loans secured by property located in our market area. We do not intend to originate or purchase interests in commercial or multi-family real estate loans secured by properties located outside of our market area.

       We also invest in mortgage-backed securities which are insured by or guaranteed by federal agencies and other investment securities. See "Lending Activities - Originations, Purchases and Sales of Loans and Mortgage-Backed Securities."

       Like all federally chartered savings associations, our operations are regulated by the Office of Thrift Supervision (the "OTS"). First Federal is a member of the Federal Home Loan Bank System ("FHLB System") and a stockholder in the Federal Home Loan Bank ("FHLB") of Topeka. First Federal is also a member of the Savings Association Insurance Fund ("SAIF") and our deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC").

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

       During the year ended September 30, 1998, the Association began originating construction loans at its new loan production office in Lawrence, Kansas. Lawrence, located in northeastern Kansas, is approximately 25 miles from Kansas City. Lawrence if the County Seat of Douglas County and the location of Kansas University.

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

       Our primary focus in lending activities is on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. Recently, a significant portion of our lending has been in the form of construction loans. To a much lesser extent, we also originate loans secured by non-residential real estate and consumer loans and a limited amount of multi-family real estate loans. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities." At September 30, 2000, our net loan portfolio totaled $125.1 million.

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

       The aggregate amount of loans that First Federal is permitted to make under applicable federal regulations to any one borrower, including related entities, is generally equal to the greater of 15% of unimpaired capital and surplus or $500,000. At September 30, 2000, the maximum amount which First Federal could have lent to any one borrower and the borrower's related entities was approximately $1.9 million. See "Regulation - Federal Regulation of Savings Associations."

       Loan Portfolio Composition. The following information sets forth the composition of our loan portfolio in dollar amounts and in percentages (before deductions (or additions) for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                         September 30,
                                       ------------------------------------------------------------------------------------
                                               2000                           1999                          1998
                                       -------------------------- ------------------------------ --------------------------
                                       Amount          Percent        Amount         Percent        Amount         Percent
                                       ------          -------        ------         -------        ------         -------
                                                                        (Dollars in Thousands)
Real Estate Loans
-----------------
 One- to four-family                   $ 90,928         66.90%        $ 84,053         67.55%       $ 71,855        71.06%
 Multi-family                               339          0.25              914          0.74           1,001         0.99
 Non-residential                         11,080          8.15            9,075          7.29           9,065         8.97
 Construction                            28,152         20.72           25,052         20.13          16,050        15.87
                                       --------        ------         --------        ------        --------       ------
    Total real estate loans            $130,499         96.02          119,094         95.71          97,971        96.89
                                       --------        ------         --------        ------        --------       ------

Consumer Loans
--------------
 Deposit account                            980          0.72              373          0.30             397         0.39
 Automobile                               2,578          1.90            2,867          2.31             961         0.95
 Home equity                                927          0.68              911          0.73             837         0.83
 Home improvement                           123          0.09              217          0.17             234         0.23
 Other                                      806          0.59              968          0.78             714         0.71
                                       --------        ------         --------        ------        --------       ------

    Total consumer loans                  5,414          3.98            5,336          4.29           3,143         3.11
                                       --------        ------         --------        ------        --------       ------

     Total Loans                        135,913        100.00%         124,430        100.00%        101,114       100.00%
                                       --------        ======         --------        ======        --------       ======

Less
----
 Loans in process                         9,665                         10,429                         6,437
 Deferred fees and discounts                371                            355                           337
 Allowance for losses                       758                            753                           656
                                       --------                       --------                      --------
 Total loans receivable, net           $125,119                       $112,893                      $ 93,684
                                       ========                       ========                      ========

       The following table shows the composition of our loan portfolio by fixed- and adjustable-rate categories at the dates indicated.

                                                                                 September 30,
                                             ------------------------------------------------------------------------------------
                                                      2000                           1999                          1998
                                             -------------------------- ------------------------------ --------------------------
                                             Amount          Percent        Amount         Percent        Amount         Percent
                                             ------          -------        ------         -------        ------         -------
                                                                             (Dollars in Thousands)
Fixed-Rate Loans
---------------
 Real estate:
  One- to four-family                       $ 67,253           49.48%        $ 63,010         50.64%      $ 50,637        50.08%
  Multi-family                                   ---             ---              566          0.45            639         0.63
  Non-residential                              8,019            5.90            6,576          5.29          6,361         6.29
  Construction                                28,152           20.72           25,052         20.13         16,050        15.87
                                            --------          ------         --------        ------       --------       ------
   Total fixed-rate real estate loans        103,424           76.10           95,204         76.51         73,687        72.87
 Consumer                                      4,487            3.30            4,425          3.56          2,306         2.28
                                            --------          ------         --------        ------       --------       ------
   Total fixed-rate loans                    107,911           79.40           99,629         80.07         75,993        75.15
                                            --------          ------         --------        ------       --------       ------

Adjustable-Rate Loans
---------------------
 Real estate:
  One- to four-family                         23,675           17.42           21,043         16.91         21,218        20.98
  Multi-family                                   339            0.25              348          0.28            362         0.36
  Non-residential                              3,061            2.25            2,499          2.01          2,704         2.68
                                            --------          ------         --------        ------       --------       ------
   Total adjustable-rate real estate loans    27,075           19.92           23,890         19.20         24,284        24.02
 Consumer                                        927            0.68              911          0.73            837         0.83
                                            --------          ------         --------        ------       --------       ------
   Total adjustable-rate loans                28,002           20.60           24,801         19.93         25,121        24.85
                                            --------          ------         --------        ------       --------       ------
   Total Loans                               135,913          100.00%         124,430        100.00%       101,114       100.00%
                                            --------          ======         --------        ======       --------       ======
Less
----
 Loans in process                              9,665                           10,429                        6,437
 Deferred fees and discounts                     371                              355                          337
 Allowance for losses                            758                              753                          656
                                            --------                         --------                     --------
 Total loans receivable, net                $125,119                         $112,893                     $ 93,684
                                            ========                         ========                     ========

       The following schedule shows the scheduled contractual maturities of our loan portfolio at September 30, 2000. Mortgages which have adjustable or renegotiable interest rates are shown as repaying in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                 Real Estate
                           ----------------------------------------------------------------
                                   One- to        Multi-family, and
                                 Four-Family       Non-Residential       Construction               Consumer           Total
                           --------------------- ------------------- --------------------- ---------------------- ------------------
                                       Weighted            Weighted              Weighted          Weighted                Weighted
                                        Average             Average              Average            Average                 Average
                              Amount     Rate     Amount     Rate     Amount      Rate    Amount     Rate        Amount      Rate
                           ---------- ---------- -------- ---------- ---------- --------- --------- ------------ ---------- --------
    Due During Periods
   Ending September 30,
-----------------------

2001                      $   297        8.53%     $ 1,452   10.02%   $23,878     9.82%   $2,205     8.67%    $ 27,832      9.73%
2002                          122        8.03            8    7.50      2,679     9.20       720     9.84        3,529      9.29
2003                          436        7.98           50    8.75        ---      ---       975    10.42        1,461      9.63
2004 and 2005                 974        8.18          302    8.92        ---      ---     1,173     9.67        2,449      8.98
2006 to 2010                9,220        7.77        1,560    8.53         12     8.00       341    10.16       11,133      7.95
2011 to 2025               38,131        7.67        7,966    8.23      1,583     8.01       ---      ---       47,680      7.77
2026 and following         41,748        7.36           81    7.50        ---      ---       ---      ---       41,829      7.36
                          -------                  -------            -------             ------              --------
       Total              $90,928                  $11,419            $28,152             $5,414              $135,913
                          =======                  =======            =======             ======              ========


       The total amount of loans due after September 30, 2001, which have predetermined interest rates is $81.0 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $27.1 million.

       One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by our marketing efforts, through our present customers and walk-in customers, and referrals from real estate brokers and builders. We have focused our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in our market area. At September 30, 2000, our one-to four-family residential mortgage loans, totaled $90.9 million, or 66.9% of our loan portfolio.

       We currently make adjustable-rate, one- to four-family residential mortgage loans in amounts up to 95% of the appraised value, or selling price, of the security property, whichever is less. For loans with a loan-to-value ratio of 90% or greater, we require private mortgage insurance equal to 20% of the loan value in order to reduce our exposure level. For loans with loan-to-value ratios of greater than 80% but less than 90%, we typically require private mortgage insurance to reduce our exposure. The determination as to whether to obtain such insurance is made on a case-by-case basis, based on a variety of factors including the borrower's payment history, the borrower's length of employment, the quality of the property, the term of the loan and the debt to income ratio of the borrower. At September 30, 2000, we had 800 loans totaling $49.2 million with a loan-to-value ratio of greater than 80%, but less than 90% and 469 loans totaling $24.0 million with a loan-to-value ratio of 90% or greater.

       We currently offer mortgage loans with a fixed rate for either the first five years or three years of the loan term that automatically convert to a one-year adjustable-rate mortgage loan during the year following the fixed term. Rates are determined in accordance with market and competitive factors for a term of up to 30 years. The interest rate charged on adjustable-rate mortgage loans currently originated by us is based upon the one year Constant Maturity Treasury Index. The adjustable-rate loans currently originated by us provide for a 2% annual cap and floor, and a 6% lifetime cap on the interest rate adjustment over the rate in effect on the date of origination. The actual interest rate on these adjustable-rate loans may not be reduced below 6% over the life of the loan. The annual and lifetime caps on interest rate increases reduce the extent to which these loans can help protect us against interest rate risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management and Market Risk" in the Annual Report. Approximately 40.1% of the loans secured by one- to four-family real estate originated by us during fiscal 2000 were originated with adjustable rates of interest. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities."

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

       In underwriting residential real estate loans, we evaluate the borrower's ability to make monthly payments, employment history, credit history and the value of the property securing the loan. Potential borrowers are typically qualified for both adjustable- and fixed-rate loans based upon the initial or stated rate of the loan. Adjustable rate loans increase the risk of default to the extent the interest rate adjusts upward and the borrower is unable to make the payments at the increased rate. Although borrowers on adjustable-rate loans are qualified based upon the initial rate of the loan, if a borrower's debt to income ratios are marginal, we will take into consideration the borrower's ability to make future payments in the event the interest rate adjusts upward. Since the size of our average new loan originated is approximately $50,000, we believe increases in interest rates do not generally increase payment amounts to levels that would significantly impair the borrower's ability to make monthly payments.
                                      8

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

       Approximately   $2.0  million,   or  2.2%  of  our  one-  to  four-family
residential mortgage loan portfolio, was purchased by us. These loans are primarily secured by property located in Texas and have been in our portfolio for several years. We have purchased only a limited amount of one- to four-family residential mortgage loans since 1989. However, in connection with the opening of a loan production office in Lawrence, Kansas during fiscal 1998, we purchased approximately $5.0 million construction real estate loans. These loans are secured by one- to four-family real estate located in the Lawrence market area. The level of delinquencies in our portfolio of purchased loans secured by one- to four-family residential real estate is consistent with that of the loans originated and retained by us.

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

       Construction Lending. We also make construction loans to builders and individuals for the construction of residences. There were $28.2 million of construction loans outstanding at September 30, 2000.

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

       Non-Residential/Multi-Family Real Estate Lending. In order to enhance the yield on and decrease the average term to maturity of our assets, we have originated and purchased permanent loans and participation interests in loans originated by other lenders secured by non-residential and multi-family real estate. We also have a limited amount of loans secured by land. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management and Market Risk" in the Annual Report. At September 30, 2000, we had $11.4 million in non-residential/ multi-family real estate loans, representing 8.4% of our loan portfolio.

       Approximately 4.5% of the property securing our non-residential/multi-family (including land) real estate loan portfolio is located outside our primary market area. Many of the properties securing these purchased loans or participations are located in Texas and neighboring states. Some of these areas have experienced adverse economic conditions including a general softening in real estate markets and the local economy, which may result in increased loan delinquencies and loan losses. However, most of our non-residential/multi-family real estate loan portfolio is seasoned and, during the past five years, we have had no significant purchases or participations in such loans.

       The  table  below  sets  forth,  by  type  of  security   property,   our
non-residential/multi-family real estate loans at September 30, 2000.

                                                                Number       Outstanding            Amount
                                                                  of          Principal         Non-Performing
                                                                Loans          Balance           or of Concern
                                                             -----------    ------------       ----------------
                                                                        (Dollars in Thousands)

Multi-family                                                      2           $  339                 $---
Small business facilities and office buildings                   47            3,580                   69
Health care facility                                             14            2,352                  ---
Churches                                                          2               40                  ---
Warehouse/mini-storage                                            3              258                  ---
Hotel/motel                                                       4            1,515                  ---
Land                                                             60            3,336                   35
                                                                ---          -------                 ----

    Total multi-family residential and non-residential real
        estate loans                                            132          $11,420                 $104
                                                                ===          =======                 ====

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

       At September 30, 2000, we had no non-residential/multi-family real estate loans to one borrower, or group of borrowers, which had an existing carrying value in excess of $500,000, except for the loans to three unrelated borrowers or groups of borrowers described below. The first loan is secured by a residential care facility located in Caney, Kansas and had an outstanding balance at September 30, 2000 of $775,000. The other loans in excess of $500,000 at September 30, 2000, included a loan with an outstanding balance of $1,132,000 secured by a nursing home located in Independence, Kansas; and a loan with an outstanding balance of $990,000 secured by a hotel located in Independence, Kansas. All of these loans were current at September 30, 2000. See "Regulation - Federal Regulation of Savings Associations."

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

       Consumer Lending. Consumer loans generally have shorter terms to maturity (thus reducing our exposure to changes in interest rates) and carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, we believe that the offering of consumer loan products helps to expand and create stronger ties to our existing customer base, by increasing the number of customer relationships and providing cross-marketing opportunities. At September 30, 2000, our consumer loan portfolio totaled $5.4 million and was 4.0% of our loan portfolio. Under applicable federal law, First Federal is authorized to invest up to 35% of our assets in consumer loans.

       First Federal offers a variety of secured consumer loans, including home equity loans, home improvement loans, auto loans, and loans secured by savings deposits and other consumer collateral. We also offers a limited amount of unsecured loans. We currently originate all of our consumer loans in our market area. Our home equity and home improvement loans comprised approximately 19.4% of our total consumer loan portfolio. These loans are generally originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the appraised value of the property securing the loan. The term to maturity on such loans may be up to seven years. Other consumer loan terms vary according to the type of collateral, length of contract and credit worthiness of the borrower. Our consumer loans generally have a fixed rate of interest, except for the home equity lines of credit which adjust based upon changes in the prime rate.

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

       Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as checking account overdraft privilege loans, or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in our consumer loan portfolio has generally been low (at September 30, 2000, $80,000, or approximately 1.5% of the consumer loan portfolio, was 60 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

       Originations, Purchases and Sales of Loans and Mortgage-Backed Securities. We originate real estate loans through marketing efforts, our customer base, walk-in customers, and referrals from real estate brokers. We originate both adjustable-rate and fixed-rate loans. Our ability to originate loans is dependent upon the relative demand for fixed-rate or adjustable-rate mortgage loans in the origination market, which is affected by the term structure (short-term compared to long-term) of interest rates as well as the current and expected future level of interest rates.

       Historically,  we have  also  purchased  loans  and loan  participations, predominantly for non-residential real estate and one- to four-family residential loans. Such purchases have enabled First Federal to take advantage of favorable lending opportunities in other markets, to diversify our portfolio and to limit origination expenses while generally providing us with a higher yield than was available on mortgage-backed securities.

       We have underwritten our loan purchases using the same criteria we use in originating loans. Servicing of purchased loans is generally performed by the seller. At September 30, 2000, approximately $4.1 million of First Federal's loan portfolio was serviced by others. During the year ended September 30, 2000, we purchased loans totaling $1,242,000 secured by non-residential real estate. Both of these loans are secured by property located within our market area and were acquired with interest rates which exceeded the then available rate on mortgage-backed securities.

       During recent years, most of our loan purchase opportunities have been at yields that were not sufficiently higher than the yields of comparable mortgage-backed securities that were guaranteed by a Federal agency as to principal and interest (or derived from certificates that were so guaranteed) to offset such credit protection. Accordingly, we have increased our mortgage-backed securities portfolio rather than loan purchases. See "Investment Activities - Mortgage-Backed Securities."

       We had $1.3 million in loans serviced for others as of September 30, 2000.

       The following table shows our loan originations, purchases, sales and repayment activities for the periods indicated.

                                                                                 Year Ended September 30,
                                                                            ----------------------------------
                                                                            2000           1999           1998
                                                                            ----           ----           ----
                                                                                  (Dollars in Thousands)
Originations by type
--------------------
 Adjustable-rate:
  Real estate - one- to four-family                                        $ 8,055        $ 8,099        $ 5,984
                - non-residential                                               25            649            250
  Consumer  - home equity                                                      192             84            117
                                                                           -------        -------        -------
         Total adjustable-rate                                               8,272          8,832          6,351
                                                                           -------        -------        -------
 Fixed-rate:
  Real estate - one- to four-family                                         12,056         12,820         14,968
                - non-residential                                              876          1,235          3,028
  Construction                                                              37,245         33,319         23,621
  Consumer - non-residential                                                 3,960          3,380          2,294
                                                                           -------        -------        -------
         Total fixed-rate                                                   54,137         50,754         43,911
                                                                           -------        -------        -------
         Total loans originated                                             62,409         59,586         50,262
                                                                           -------        -------        -------

Purchases
---------
  Real estate - non-residential                                              1,242            ---            ---
  Construction                                                                 ---            ---          4,984
                                                                           -------        -------        -------
         Total purchased                                                     1,242            ---          4,984
                                                                           -------        -------        -------

Sales and Repayments
--------------------
  Mortgage-backed securities                                                 2,118          6,248          6,164
  Principal repayments(1)                                                   52,167         45,303         30,231
                                                                          --------        -------        -------
        Total reductions                                                    54,285         51,551         36,395
Loans transferred from Neodesha                                                ---          9,032            ---
  Increase (decrease), in other items, net(2)                                  695         (4,220)        (5,979)
                                                                          --------        -------        -------
         Net increase                                                     $ 10,061        $12,872        $12,847
                                                                          ========        =======        =======

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

       Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. See Note A of the Notes to Consolidated Financial Statements in the Annual Report. Upon acquisition, revenues and expenses from operations and changes in the valuation allowance are included Foreclosed Assets Expense. However, costs relating to the development and improvement of the property are capitalized to the extent of net realizable value.

       Delinquent Loans. The following table sets forth information concerning delinquent loans at September 30, 2000, in dollar amounts and as a percentage of our loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.


                                                    Loans Delinquent for:
                             --------------------------------------------------------------------      Total Loans Delinquent
                                       60-90 Days                        Over 90 Days                      60 Days or More
                             ---------------------------------- ---------------------------------  ---------------------------------
                                                   Percent of                         Percent of                         Percent of
                                                      Total                              Total                              Total
                                                      Loan                               Loan                               Loan
                              Number     Amount     Portfolio    Number     Amount     Portfolio    Number     Amount     Portfolio
                             -------    -------    ----------   -------   ---------  ------------  --------   --------  ------------
                                                                    (Dollars in Thousands)
Real Estate:
  One- to four-family          13        $301       0.22%        22        $ 755       0.56%        35      $1,056       0.78%
  Non-residential             ---         ---        ---          2           69       0.05          2          69       0.05
Construction                  ---         ---        ---          5          408       0.30          5         408       0.30
Consumer                        6          42       0.03          9           38       0.03         15          80       0.06
                              ---        ----       ----       ----       ------       ----       ----      ------       ----
  Total                        19        $343       0.25%        38       $1,270       0.94%        57      $1,613       1.19%
                              ===        ====       ====       ====       ======       ====       ====      ======       ====

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

                                                                   Year Ended September 30,
                                                       --------------------------------------------------
                                                          2000              1999              1998
                                                       ------------ ------------------- -----------------
                                                                   (Dollars in Thousands)
Non-accruing loans:
  One- to four-family                                    $  587           $  849            $  217
  Non-residential real estate                                50              ---                21
  Construction                                              408              330                62
  Consumer                                                   56              132                35
                                                         ------           ------            ------
    Total non-accruing loans                              1,101            1,311               335
                                                         ------           ------            ------

Accruing loans delinquent 90 days or more:
  One- to four-family                                       169              875               690
  Non-residential real estate                                18              ---               ---
  Construction                                              ---              239               223
  Consumer                                                  ---                4                 5
                                                         ------           ------            ------
    Total accruing loans delinquent 90 days or more         187            1,118               918
                                                         ------           ------            ------

Troubled debt restructurings:
  Consumer                                                   23              ---               ---
                                                         ------           ------            ------
    Total non-performing loans                            1,311            2,429             1,253
                                                         ------           ------            ------

Real estate acquired through foreclosure:
  One- to four-family                                       423              110                72
                                                         ------           ------            ------

Total non-performing assets                              $1,734           $2,539            $1,325
                                                         ======           ======            ======
Total as a percentage of total assets                      1.16%            1.84%             1.07%
                                                           ====             ====              ====


       For the year ended September 30, 2000, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $46,000. The amount included in interest income on such loans was $26,000 for the year ended September 30, 2000.

       Included in non-accruing loans at September 30, 2000, were 14 loans totaling $587,000 secured by one- to four-family real estate, four construction loans totaling $373,000 secured by one- to four-family real estate, one construction loan totaling $35,000 secured by non-residential real estate, one loan totaling $50,000 secured by non-residential real estate, and 19 consumer loans totaling $56,000. All non-accruing loans at September 30, 2000, were located in our primary market area. At September 30, 2000, accruing loans delinquent 90 days or more included eight loans totaling $169,000 secured by one- to four-family real estate and one loan totaling $18,000 secured by non-residential real estate. At September 30, 2000, all of our accruing loans delinquent 90 days or more secured by real estate were located in our primary market area.

         Real Estate Acquired Through Foreclosure. At September 30, 2000, our real estate acquired through foreclosure consisted of eleven single family residences located in our market area. The properties have a carrying value of $423,000 and are currently held for sale.

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

       In connection with the filing of our periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. We had classified
assets, all of which  at  September  30,  2000   are  included  in the table of
non-performing assets on the previous page, as follows:

                                                                                  September 30,
                                                                   ------------------------------------------
                                                                     2000              1999           1998
                                                                   ------------- ---------------- -----------
                                                                               (Dollars in Thousands)
Substandard                                                          $1,640           $2,274          $1,320
Doubtful                                                                 71              ---               5
Loss                                                                    ---               15             ---
Pass                                                                    ---              250             ---
                                                                     ------           ------          ------
Total classified assets                                              $1,711           $2,539          $1,325
                                                                     ======           ======          ======

       Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on our evaluation of the probable losses in our loan portfolio and changes in the nature and volume of our loan activity. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan allowance. Although we believe it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations. At September 30, 2000, we had an allowance for loan losses of $758,000.

       The following table sets forth an analysis of our allowance for loan losses at the dates indicated.

                                                                                  Year Ended September 30,
                                                                              --------------------------------
                                                                              2000          1999          1998
                                                                              ---------  ------------  -------
                                                                                   (Dollars in Thousands)
Balance at beginning of fiscal year.                                          $753          $656         $668

Provision                                                                       99            66          ---
Transfer from Neodesha Savings merger/conversion                              ----            84          ---
Charge-offs:
  One- to four-family                                                           78             7           12
  Consumer Loans                                                                16            46          ---
                                                                              ----          ----         ----

  Net charge-offs                                                               94            53           12
                                                                              ----          ----         ----
Balance at end of fiscal year.                                                $758          $753         $656
                                                                              ====          ====         ====

Ratio of net charge-offs during the fiscal year to total loans at end of
 fiscal year                                                                  0.08%         0.05%        0.01%
                                                                              ====         =====         ====


Allowance for loan losses to total loans at end of fiscal year                0.61%         0.67%        0.70%
                                                                              ====         =====         ====


Allowance for loan losses to non-performing loans at end of fiscal year      57.86%        30.99%       52.30%
                                                                             =====         =====        =====

       The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:

                                                                         September 30,
                                              --------------------------------------------------------------------
                                                       2000                  1999                   1998
                                              ------------------------ --------------------- ---------------------
                                                           Percent               Percent                Percent
                                                          of Loans               of Loans               of Loans
                                                           in Each               in Each                in Each
                                                          Category               Category               Category
                                                          to Total               to Total               to Total
                                                  Amount    Loans      Amount     Loans      Amount      Loans
                                              ----------- ----------- --------- ----------- --------- ------------
                                                                     (Dollars in Thousands)
Real Estate
  One- to four-family                             $353     66.90%       $315      67.55%     $286       71.06%
  Multi-family                                     ---      0.25         ---       0.74       ---        0.99
  Non-residential                                  103      8.15          92       7.29       103        8.97
  Construction                                     275     20.72         305      20.13       214       15.87
Consumer                                            27      3.98          41       4.29        20        3.11
Unallocated                                        ---       ---         ---        ---        33
                                                  ----    ------        ----     ------      ----      ------
    Total                                         $758    100.00%       $753     100.00%     $656      100.00%
                                                  ====    ======        ====     ======      ====      ======


Investment Activities

       General. First Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At September 30, 2000, our liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 7.89%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report.

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

       Investment Securities. At September 30, 2000, investment securities totaled $8.5 million, or 5.7% of total assets. As of that date, we also had a $2.0 million investment in FHLB stock, satisfying our requirement for membership in the FHLB of Topeka. It is our general policy to purchase investment securities which are U.S. Government securities or federal agency obligations or other issues that are rated investment grade or have credit enhancements. At September 30, 2000, the average term to maturity or repricing of the investment portfolio was 2.69 years.

       The following table sets forth the composition of our securities portfolio at the dates indicated.


                                                                                          September 30,
                                                           -------------------------------------------------------------------------
                                                                   2000                       1999                     1998
                                                           --------------------- ------------------------- -------------------------
                                                             Book       % of          Book       % of          Book         % of
                                                             Value      Total         Value      Total         Value        Total
                                                           ---------- ---------- ------------ ------------ ------------ ------------
                                                                                   (Dollars in Thousands)
Securities held to maturity:
  Federal agency obligations                                 $6,100     58.41%        $6,200     59.35%       $5,000        50.04%
  U.S. Government Securities                                    200      1.92            200      1.91           ---          ---
  Municipal Securities                                          196      1.88            605      5.79           ---          ---
                                                            -------    ------        -------    ------        ------       ------
   Total Securities held to maturity                          6,496     62.21          7,005     67.05         5,000        50.04
                                                            -------    ------        -------    ------       -------       ------

Securities available for sale:
  Federal agency obligations                                  1,992     19.07          2,000     19.15        3,065         30.68
  Other marketable equity securities(1)                         ---       ---            ---       ---          353          3.53
                                                            -------    ------        -------    ------       ------        ------
     Total securities available for sale                      1,992     19.07          2,000     19.15        3,418         34.21
                                                            -------    ------        -------    ------       ------        ------

  Federal Home Loan Bank stock                                1,955     18.72          1,442     13.80        1,574         15.75
                                                            -------    ------        -------    ------       ------        ------
     Total securities and Federal Home Loan Bank stock      $10,443    100.00%       $10,447    100.00%      $9,992        100.00%
                                                            =======    ======        =======    ======       ======        ======

  Average remaining life or term to repricing of
   securities  (excluding  Federal Home Loan Bank
   stock and other marketable equity securities)                   3.16 yrs.                3.96 yrs.                3.51 yrs.
Other Interest-Earning Assets:
  Short-term money market investments                        $1,471    100.00%       $   375    100.00%    $  439        100.00%
                                                             ======    ======        =======    ======     ======        ======

Average remaining life or term to repricing of
securities and other interest-earning assets (
excluding Federal Home Loan Bank stock and other
marketable equity securities)                                      2.69 yrs.                3.80 yrs.                3.33 yrs.

------------------------------------
(1) Represents primarily investments in mutual funds investing in U.S. Government securities and federal agency obligations.

       The composition and maturities of the securities portfolio, excluding FHLB of Topeka stock, are indicated in the following table.

                                                          September 30, 2000
                                    -----------------------------------------------------------------------
                                      Less Than      1 to 5         5 to 10         Total Investment
                                       1 Year        Years           Years             Securities
                                    -------------- ------------- -------------- ---------------------------
                                      Amortized     Amortized      Amortized     Amortized
                                        Cost          Cost           Cost          Cost       Fair Value
                                    -------------- ------------- -------------- ----------- ----------------
                                                                 (Dollars in Thousands)

Held to Maturity:
  Municipal securities                  $---          $  ---         $196         $  196      $  194
  U.S. Government securities             200             ---          ---            200         200
  Federal agency obligations             100           6,000          ---          6,100       6,023
                                        ----           -----         ----         ------      ------
    Total investment securities         $300          $6,000         $196         $6,496      $6,417
                                        ====          ======         ====         ======      ======
     Weighted average yield             6.04%           6.78%        4.00%          6.66%
                                        ====           =====         ====           ====

Available for Sale:
 Federal agency obligations             $998          $1,002         $---          $2,000      $1,992
                                        ====          ======         ====          ======      ======
     Weighted average yield             5.29%           6.42%         ---%           5.85%
                                        ====            ====          ===            ====

       Our securities portfolio at September 30, 2000, did not contain securities of any issuer with an aggregate book value in excess of 10% of our stockholders' equity, excluding securities issued by the United States Government, or its agencies.

       Our securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors. Investments may be made by First Federal officers within specified limits and must be approved in advance by the Board of Directors for transactions over certain limits. At September 30, 2000, we held no investments for trading purposes, but did hold securities as available for sale with an amortized cost and market value of $2.0 million and $2.0 million, respectively.

       Mortgage-Backed Securities. We have a portfolio of mortgage-backed securities and have utilized such investments to complement our mortgage lending activities. At September 30, 2000, our mortgage-backed securities totaled $8.7 million. For information regarding the carrying and fair values of our mortgage-backed securities portfolio, see Note C of the Notes to Consolidated Financial Statements in the Annual Report.

       At September 30, 2000, $6.3 million, or 71.7%, of First Federal's mortgage-backed securities carried adjustable-rates of interest. Under the OTS's risk-based capital requirements, Ginnie Mae mortgage-backed securities have a zero percent risk weighting and Fannie Mae, Freddie Mac and AA-rated mortgage-backed securities have a 20% risk weighting, in contrast to the 50% risk weighting carried by one- to four-family performing residential mortgage loans.

       The following table sets forth the contractual maturities of the mortgage-backed securities at September 30, 2000.

                                                                           Due in
                                    ------------------------------------------------------------------------------------------------

                                     6 months     6 months      1 to       3 to 5       5 to 10    10 to 20     Over 20     Book
                                      or Less     to 1 Year    3 Years      Years        Years       Years       Years      Value
                                    ---------- ------------- ----------- ----------- ----------- ------------ ---------- -----------
                                                                      (Dollars in Thousands)
Held to Maturity
----------------
Adjustable-Rate Mortgage-Backed
Securities:
  Freddie Mac                         $ ---       $ ---       $ ---       $ ---         $  ---      $  262      $2,316      $2,578
  Fannie Mae                            ---         ---         ---         ---            ---       1,101       2,591       3,692
                                      -----       -----       -----       -----         ------      ------      ------      ------
     Total adjustable-rate              ---         ---         ---         ---            ---       1,363       4,907       6,270
                                      -----       -----       -----       -----         ------      ------      ------      ------

Fixed-Rate Mortgage-Backed
Securities:
Freddie Mac                             ---         ---         ---         206          1,141         290         ---       1,637
Fannie Mae                              ---         ---         ---         ---            661         150         ---         811
Ginnie Mae                              ---         ---         ---         ---            ---          28         ---          28
                                      -----       -----       -----       -----         ------     -------     -------      ------
  Total fixed-rate                      ---         ---         ---         206          1,802         468         ---       2,476
                                      -----       -----       -----       -----         ------     -------     -------      ------
Total mortgage-backed securities
held   to maturity                   $  ---       $ ---       $ ---       $ 206         $1,802     $ 1,831      $4,907      $8,746
                                      =====       =====       =====       =====         ======     =======      ======      ======

Sources of Funds

       General. Our primary sources of funds are deposits, amortization and repayment of loan principal (including mortgage-backed securities), sales or maturities of investment securities, mortgage-backed securities and short-term investments, borrowings, and funds provided from operations.

       Borrowings may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and have been used in the past on a longer-term basis to support lending activities. We had $39.1 million in FHLB advances outstanding at September 30, 2000.

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

                                                                         September 30,
                                          ------------------------------------------------------------------------------
                                                    2000                     1999                     1998
                                          ------------------------------------------------------------------------------
                                                        Percent                Percent                 Percent
                                           Amount       of Total    Amount     of Total    Amount      of Total
                                          ---------- ------------ ---------- ----------- ----------- -------------------
                                                                    (Dollars in Thousands)
Transactions and Savings Deposits:
---------------------------------
 Passbook Demand (2.85%)                   $ 4,527        4.80%    $ 4,583        4.79%    $ 2,745        3.40%
 NOW Accounts (2.00-2.50%)                   7,182        7.62       6,503        6.81       3,939        4.88
 Money Market Accounts (2.50-5.25%)         24,729       26.24      26,541       27.78      21,952       27.22
                                           -------       -----     -------       ----- --  -------      ------

   Total Transactions and Savings Deposits  36,438       38.66      37,627       39.38      28,636       35.50
                                           -------       -----     -------       -----     -------      ------

Certificates:

 0.00  -  3.99%                                ---         ---         212        0.22           3         .01
 4.00  -  4.99%                              2,519        2.67      15,802       16.54       1,792        2.22
 5.00  -  5.99%                             44,596       47.32      36,768       38.49      45,364       56.24
 6.00  -  6.99%                             10,575       11.22       5,030        5.27       4,751        5.89
 7.00%  and over                               ---         ---          14        0.01          27         .03
                                           -------      ------     -------       -----     -------      ------
Total Certificates                          57,690       61.21      57,826       60.53      51,937       64.39
                                           -------      ------     -------       -----     -------      ------
Accrued Interest                               118        0.13          86        0.09          85         .11
                                           -------      ------     -------       -----     -------      ------
Total Deposits                             $94,246      100.00%    $95,539      100.00%    $80,658      100.00%
                                           =======      ======     =======      ======     =======      ======

       The following table sets forth our savings flows during the periods indicated. Net increase refers to the amount of deposits during a period less the amount of withdrawals during the period.

                                                                             Year Ended September 30,
                                                                   --------------------------------------------------------

                                                                           2000              1999              1998
                                                                   ---------------- --------------------- ------------------
                                                                                     (Dollars in Thousands)
Opening balance                                                       $   95,453       $   80,573        $   76,229
Neodesha Savings acquisition                                                 ---           12,671               ---
Deposits                                                                 145,613          131,061           101,678
Withdrawals                                                             (150,535)        (132,286)         (100,512)
Interest credited                                                          3,597            3,434             3,178
                                                                      ----------       ----------        ----------
Ending balance                                                        $   94,128       $   95,453        $   80,573
                                                                      ==========       ==========        ==========

Net increase (decrease)                                               $  (1,325)       $   14,880        $    4,344
                                                                      ==========       ==========        ==========

Percent increase (decrease)                                               (1.39)%           18.47%             5.70%
                                                                          =====             =====              ====

       The  following  table  shows  rate  and  maturity   information  for  our
certificates of deposit as of September 30, 2000.

                                                 4.00-      5.00-      6.00-               Percent
                                                 4.99%      5.99%      6.99%      Total    of Total
                                                ------     ------     ------     ------   ----------
                                                                   (Dollars in Thousands)
Certificate accounts maturing in
  quarter ending:
December 31, 2000                              $1,644    $ 5,200     $ 1,429    $  8,273      14.34%
March 31, 2001                                    875     10,664         300      11,839      20.52
June 30, 2001                                     ---      7,168         476       7,644      13.25
September 30, 2001                                ---      5,595       1,248       6,843      11.86
December 31, 2001                                 ---      6,028       2,120       8,148      14.12
March 31, 2002                                    ---      4,214       3,299       7,513      13.02
June 30, 2002                                     ---        388           2         390       0.68
September 30, 2002                                ---        984         ---         984       1.71
December 31, 2002                                 ---        380           1         381       0.66
March 31, 2003                                    ---        510         ---         510       0.89
June 30, 2003                                     ---        250         ---         250       0.43
September 30, 2003                                ---        275         119         394       0.68
December 31, 2003                                 ---        493         419         912       1.58
Thereafter                                        ---      2,447       1,162       3,609       6.26
                                               ------    -------     -------    --------     ------
  TOTAL                                        $2,519    $44,596     $10,575    $ 57,690     100.00%
                                               ======    =======     =======    ========     ======


Percent of Total                                 4.37%     77.30%      18.33%
                                                 ====      =====       =====

       The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of September 30, 2000.

                                                                       Maturity
                                                     --------------------------------------------------
                                                                  Over         Over
                                                      3 Months    3 to 6      6 to 12        Over
                                                      or Less     Months      Months       12 Months        Total
                                                     ---------- ---------- ------------- -------------- --------------
                                                                           (In Thousands)

Certificates of deposit less than $100,000             $5,757    $10,341       $14,086      $21,294       $51,478
Certificates of deposit of $100,000 or more             1,186        798           301        1,797         4,082
Public funds(1)                                         1,330        700           100          ---         2,130
                                                       ------    -------       -------      -------       -------
Total certificates of deposit                          $8,273    $11,839       $14,487      $23,091       $57,690
                                                       ======    =======       =======      =======       =======

(1) Deposits from governmental and other public entities.


       Borrowings. Although deposits are our primary source of funds, our policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return. In addition, we have relied upon borrowings for short-term liquidity needs.

       We may obtain advances from the FHLB of Topeka upon the security of our capital stock in the FHLB of Topeka and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At September 30, 2000, we had $39.1 million in FHLB advances outstanding.

       The following table sets forth the maximum month-end balance and average balance of our FHLB advances and other borrowings at and for the dates indicated.

                               At and for the Year Ended September 30,
                        ------------------------------------------------------
                          2000                  1999                 1998
                        -------------- -------------------- ------------------
                                       (Dollars in Thousands)
Maximum Balance:
 FHLB advances           $39,100               $33,400               $30,100

Average Balance:
 FHLB advances           $34,975               $29,217               $26,492


       The following table sets forth certain information as to our FHLB advances at the dates indicated.

                                                                                   September 30,
                                                                     ---------------------------------------
                                                                       2000            1999          1998
                                                                     ----------- -------------- ------------
                                                                                 (Dollars in Thousands)
FHLB advances                                                         $39,100         $27,500       $30,100

Weighted average interest rate of FHLB advances                         6.123%          5.474%        5.684%

Regulation

       General. First Federal is a federally chartered savings association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, First Federal is subject to broad federal regulation and oversight extending to all its operations. First Federal is a member of the FHLB of Topeka and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of First Federal, First Independence is also subject to federal regulation and oversight which is designed to protect subsidiary savings associations, like First Federal. First Federal is a member of the SAIF, which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of First Federal are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over First Federal.

       Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

       Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of First Federal was as of December 31, 1999. When these examinations are conducted by the OTS and the FDIC, the examiners may require First Federal to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. First Federal's OTS assessment for the fiscal year ended September 30, 2000 was $38,000.

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

       In addition, the investment, lending and branching authority of First Federal is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by these laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal savings associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. First Federal is in compliance with the noted restrictions.

       First Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 2000, First Federal's lending limit under this restriction was $1.9 million. First Federal is in compliance with the loans-to-one-borrower limitation.

       The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on matters like loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan.

       Insurance of Accounts and Regulation by the FDIC. First Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and the insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

       The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. The current assessment rates range from zero to 0.27% per $100 of assessable deposits. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

       Prior to the enactment of the legislation recapitalizing the SAIF in 1996, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crisis in the 1980s. Although the legislation also required assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment was limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as First Federal. Thereafter, however, assessments on BIF-member institutions are on the same basis as SAIF-member institutions. The rate established by the FDIC to implement this requirement for all FDIC-insured institutions is a 2.02 basis point assessment on both SAIF deposits and BIF deposits.

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

       The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At September 30, 2000, First Federal did not have any intangible assets.

       At September 30, 2000, First Federal had tangible capital of $12.5 million, or 8.39% of adjusted total assets, which is approximately $10.3 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

       The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition allows it to maintain a 3% ratio. At September 30, 2000, First Federal had no intangible assets which were subject to these tests.

       At September 30, 2000, First Federal had core capital equal to $12.5 million, or 8.39% of adjusted total assets, which is $8.0 million above the minimum leverage ratio requirement of 3% as in effect on that date.

       The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 2000, First Federal had $758,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

       Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. First Federal had no exclusions from capital and assets at September 30, 2000.

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

       On September 30, 2000, First Federal had total capital of $13.3 million (including $12.5 million in core capital and $758,000 in qualifying supplementary capital) and risk-weighted assets of $73.1 million, or total capital of 18.17% of risk-weighted assets. This amount was $7.4 million above the 8% requirement in effect on that date.

       The OTS and the FDIC are authorized, and under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any undercapitalized association must submit a capital restoration plan and until the plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

       The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

       The  imposition by the OTS or the FDIC of any of these  measures on First
Federal  may  have  a  substantial   adverse   effect  on  its   operations  and
profitability.

       Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations generally permit a federal savings association to pay dividends in any calendar year equal to net income for that year plus retained earnings for the preceding two years. First Federal is in compliance with this requirement.

       Liquidity. All savings associations, including First Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what First Federal includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report. This liquid asset ratio requirement may vary from time to time depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%.

       Qualified Thrift Lender Test. All savings associations, including First Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 2000, First Federal met the test and has always met the test since its effectiveness.

       Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If the association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If the association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "Regulation of First Independence."

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

       Due to the heightened attention being given to the CRA in recent years, First Federal may be required to devote additional funds for investment and lending in its local community. First Federal was examined for CRA compliance in 1998 and received a rating of "satisfactory."

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

       Regulation of First Independence. First Independence is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As a result, First Independence is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over First Independence and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

       As a unitary savings and loan holding company that was in existence prior to May 4, 1999, First Independence is generally not subject to activity restrictions at the holding company level. If First Independence acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of First Independence would be limited to those that are only financial in nature.

       If First Federal fails the QTL test, First Independence must obtain the approval of the OTS prior to continuing after the failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of the failure First Independence must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

       First Independence must obtain approval from the OTS before acquiring control of any other SAIF-insured association. These acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

       Federal Securities Law. The common stock of First Independence is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). First Independence is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

       First Independence stock held by persons who are affiliates (generally officers, directors and principal stockholders) of First Independence may not be resold without registration unless sold in accordance with certain resale restrictions. If First Independence meets specified current public information requirements, each affiliate of First Independence is able to sell in the public market, without registration, a limited number of shares in any three-month period.

       Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 2000, First Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

       Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

       Federal Home Loan Bank System. First Federal is a member of the FHLB of Topeka, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

       As a member, First Federal is required to purchase and maintain stock in the FHLB of Topeka. At September 30, 2000, First Federal had $2.0 million in FHLB stock, which was in compliance with this requirement. In past years, First Federal has received substantial dividends on its FHLB stock. Over the past five fiscal years these dividends have averaged 7.13% and were 7.71% for fiscal 2000.

       Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of First Federal's FHLB stock may result in a corresponding reduction in First Federal's capital.

       For the fiscal year ended September 30, 2000, dividends paid by the FHLB of Topeka to First Federal totaled $134,342, which constitutes an $8,794 increase over the amount of dividends received in fiscal year 1999.

Federal and State Taxation

       Federal Taxation. In addition to the regular income tax, corporations, including savings associations like First Federal, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

       A portion of First Federal's reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 2000, the portion of First Federal's reserves subject to this treatment for tax purposes totaled approximately $2.8 million.

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

       For additional information regarding federal income taxation, see Note K of the Notes to Consolidated Financial Statements in the Annual Report.

       Kansas Taxation. First Independence and First Federal file separate Kansas income and Kansas privilege tax returns, respectively, on a fiscal year basis using the accrual method of accounting.

       Kansas law permits savings and loan associations to deduct from net income, a reserve established for the sole purpose of meeting or absorbing losses, in the amount of five percent of such net income determined without the benefit of such deduction, or, in the alternative, a reasonable addition to a reserve for losses based on past experiences. The Kansas privilege tax is computed on the basis of 4.5% of taxable income, plus 2.25% of taxable income in excess of $25,000 for tax years commencing prior to January 1, 1998. For years commencing on or after January 1, 1998, the Kansas privilege tax is computed on the basis of 2.25% of taxable income, plus an additional 2.25% of taxable income in excess of $25,000..

       We have not been audited by the Kansas Department of Revenue for the last ten years and have Kansas privilege tax returns which are open and subject to audit for the years 1997 through 1999. In our opinion, any examination of such open returns would not result in a deficiency which could have a material adverse effect on our financial condition.

       Delaware Taxation. As a Delaware holding company, First Independence is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual fee to the State of Delaware. First Independence is also subject to an annual franchise tax imposed by the State of Delaware.

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

Executive Officers of First Independence

       The following table sets forth certain information with respect to each of the executive officers of First Independence.

    NAME                  AGE(1)                      POSITION(S) HELD
 -----------------     -------------     ---------------------------------------
 Larry G. Spencer          52            President, Chief Executive Officer and Director
 Gary L. Overfield         48            Senior Vice President and Secretary
 James B. Mitchell         45            Vice President and Chief Financial Officer

---------------
(1)    At September 30, 2000.

Executive Officers of First Federal

       The following table sets forth certain information with respect to each of the executive officers of First Federal.

    NAME                  AGE(1)                      POSITION(S) HELD
 -----------------     -------------     ---------------------------------------
 Larry G. Spencer          52            President, Chief Executive Officer and Director
 Gary L. Overfield         48            Senior Vice President, Secretary and Chief Loan Officer
 Jim L. Clubine            47            Vice President and Asset Manager
 James B. Mitchell         45            Vice President and Chief Financial Officer

----------------
(1)    At September 30, 2000.

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

       Jim L. Clubine. Mr. Clubine is Vice President and Asset Manager of First Federal, a position he has held since 1990. Prior to joining First Federal, he was employed as Branch Manager by MidAmerica Federal of Parsons, Kansas from 1979 to 1990. Mr. Clubine is a member of Independence Chamber of Commerce (Ambassador Club), Airport Advisory Board, Carnival Chairman for Neewolah, and a member of the Rotary Club. He was a previous member of the Mercy Hospital Foundation Fund Raising Committee, Eisenhower Site Council team, Chairman of the March of Dimes and former board member for Chamber of Commerce, Community Chest and Junior Achievement. Mr. Clubine is a graduate of Kansas State University.

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

Employees

       At September 30, 2000, we had a total of 37 employees. Our employees are not represented by any collective bargaining group. We consider our employee relations to be good.

Item 2.  Description of Property
         -----------------------
       First Independence owns its offices located at Myrtle and Sixth in Independence, Kansas, McArthur and Eleventh in Coffeyville, Kansas and Eight and Main in Neodesha, Kansas. The total net book value of First Independence's premises and equipment at September 30, 2000, was $1,449,000.

       First Federal established a loan production office in Lawrence, Kansas effective October 15, 1997. The office primarily originates construction loans in Lawrence and the surrounding area. Loan approvals are made at the main office with disbursements and collections handled at the loan production office.

       We maintain depositor and borrower customer files on an on-line basis with the FiServ Data Processing System, Milwaukee, Wisconsin. The net book value of the data processing and computer equipment utilized by us at September 30, 2000, was approximately $114,000.

Item 3.  Legal Proceedings
         -----------------
       From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We were not involved in any legal proceedings of a material nature at September 30, 2000.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
       No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2000.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
         --------------------------------------------------------
       Page 40 of the Annual Report is incorporated herein by reference.


Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------
       Pages 4 through 13 of the Annual Report are incorporated herein by reference.



Item 7.  Financial Statements
         --------------------

       The following information appearing in the Annual Report is incorporated herein by reference.

                                                                                                   Pages in
                                                                                                     Annual
                                       Annual Report Section                                         Report
-------------------------------------------------------------------------------                ------------------
Report of Independent Certified Public Accountants                                                       15

Consolidated Balance Sheets (September 30, 2000 and 1999)                                             16-17

Consolidated Statements of Earnings (For the Years Ended September 30, 2000                              18
  and 1999)

Consolidated Statements of Comprehensive Income (For the Years Ended September 30, 2000 and 1999)        19

Consolidated Statements of Stockholders' Equity (For the Years Ended September 30,    2000 and           20
1999)

Consolidated Statements of Cash Flows (For the Years Ended September 30, 2000                         21-22
  and 1999)

Notes to Consolidated Financial Statements                                                            23-39

       With the exception of the aforementioned information in Part II of the Form 10-KSB, the Annual Report is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8.  Changes In and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

       There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         ------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

Directors
---------

       Information concerning our Directors is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers
-------------------

       Information concerning our executive officers contained in Part I of this Form 10-KSB is incorporated herein by reference.

Item 10. Executive Compensation
         ----------------------

       Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management
         ---------------------------------------------------------------

       Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

       Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------
         (a)  Exhibits

                                                                                                   Reference to
  Regulation S-B                                                                                 Prior Filing or
     Exhibit                                                                                      Exhibit Number
     Number                                 Document                                             Attached Hereto
 ----------------   ---------------------------------------------------------------------------- ----------------
        2           Plan of acquisition, reorganization, arrangement, liquidation, or succession        None
       3(i)         Articles of Incorporation                                                             *
      3(ii)         By-Laws                                                                               *
        4           Instruments defining the rights of security holders, including debentures             *
        9           Voting trust agreement                                                              None
       10           Executive compensation plans and arrangements
                     (a)  1994 Stock Option and Incentive Plan                                           **
                     (b)  Recognition and Retention Plan                                                  *
                     (c)  Employment Agreements                                                           *
       11           Statement re: computation of per share earnings                                      ***
       12           Statement re: computation of ratios                                             Not Required
       13           Annual report to stockholders                                                        13
       16           Letter on change in certifying accountant                                           None
       18           Letter on change in accounting principles                                           None
       21           Subsidiaries of the registrant                                                       21
       22           Published report regarding matters submitted to vote                                None
       23           Consents of experts and counsel                                                      23
       24           Power of attorney                                                               Not Required
       27           Financial data schedule                                                              27
       99           Additional exhibits                                                                 None

--------------------
* Filed as an exhibit to the Company's Form S-1 registration statement filed on June 22, 1994 (File No. 33-64812) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

** Filed as an exhibit to the Company's Annual Report on Form 10-KSB filed on December 29, 1994 (File No. 0-22184) pursuant to the Securities Exchange Act of 1934 and incorporated herein by reference.

*** See Note A of Notes to Consolidated Financial Statements in the Annual Report attached hereto as Exhibit 13.


         (b)  Reports on Form 8-K

         During the quarter ended September 30, 2000, we did not file any Current Reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FIRST INDEPENDENCE CORPORATION




Date:  December 29, 2000   By:    /s/Larry G. Spencer
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


/s/ Larry G. Spencer                                          /s/ James B. Mitchell
--------------------------------------------                  -------------------------------------------
Larry G. Spencer, President, Chief Executive                  James B. Mitchell, Vice President and Chief
Officer and Director (Principal                               Financial Officer (Principal Financial and
Executive and  Operating Officer)                             Accounting Officer)

Date:  December 29, 2000                                      Date:  December 29, 2000



/s/ E. JoVonnah Boecker                                       /s/ William T. NewKirk II
--------------------------------------------                  -------------------------------------------
E. JoVonnah Boecker, Director                                 William T. NewKirk II, Director

Date:  December 29, 2000                                      Date:  December 29, 2000



/s/ Harold L. Swearingen                                      /s/ Joseph M. Smith
--------------------------------------------                  -------------------------------------------
Harold L. Swearingen, Director                                Joseph M. Smith, Director

Date:  December 29, 2000                                      Date:  December 29, 2000



/s/ Lavern W. Strecker                                        /s/ Robert A. Johnson
--------------------------------------------                  -------------------------------------------
Lavern W. Strecker, Director                                  Robert A. Johnson, Director

Date:  December 29, 2000                                      Date:  December 29, 2000

                                INDEX TO EXHIBITS





   Exhibit Number
   --------------

         13            Annual Report to Stockholders
         21            Subsidiaries of the Registrant
         23            Consent of Accountants
         27            Financial Data Schedule