Form 10QSB
period 2000-12-31
FIRST INDEPENDENCE CORP /DE/
filed 2001-02-14
CIK 908486

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________

FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2000

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

Commission File Number 0-22184

FIRST INDEPENDENCE CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	36-3899950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Myrtle & Sixth Streets, Independence, Kansas 67301

(Address of principal executive offices)

(316) 331-1660

(issuer's telephone number)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

      Transitional Small Business Disclosure Format (check one):       Yes [  ]       No [X]

      State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest date:

      As of February 9, 2001, there were 1,036,039 shares of the Registrant's common stock outstanding.

FIRST INDEPENDENCE CORPORATION

PART I: FINANCIAL INFORMATION
FIRST INDEPENDENCE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2000	September 30, 2000

ASSETS
Cash and due from banks	$ 311,363	$ 449,960
Federal funds sold	---	700,000
Other interest-earning deposits	1,778,462	771,082
Cash and cash equivalents	2,089,825	1,921,042
Investment securities held to maturity (fair value: December 31, 2000 - $6,291,230; September 30, 2000 - $6,416,450)	6,296,408	6,496,147
Investment securities available for sale	2,004,900	1,992,200
Mortgage-backed securities held to maturity (fair value: December 31, 2000 - $8,450,923; September 30, 2000 - $8,671,665)	8,458,584	8,746,988
Loans receivable	127,279,748	125,118,716
Premises and equipment	1,482,611	1,449,403
Federal Home Loan Bank Stock, at cost	2,100,000	1,955,000
Accrued interest receivable	1,205,967	959,973
Real estate acquired through foreclosure	331,660	423,360
Other	52,622	67,537
Total assets	$151,302,325	$149,130,366

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$ 93,389,718	$ 94,127,537
Advances from borrowers for taxes and insurance	467,788	887,080
Advances from Federal Home Loan Bank	42,000,000	39,100,000
Income taxes payable	210,361	40,640
Accrued expenses and other	1,184,095	1,210,764
Total liabilities	137,251,962	135,366,021
Stockholders' equity
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	---	---
Common stock, $.01 par value, 2,500,000 shares authorized, 1,649,288 shares issued	16,493	16,493
Additional paid-in capital	8,182,214	8,190,682
Retained earnings - substantially restricted	12,114,460	11,863,034
Accumulated other comprehensive income (loss), net of related taxes	2,588	(4,692)
Treasury stock at cost, 623,522 shares at December 31, 2000 and 630,927 shares at September 30, 2000	(6,163,838)	(6,194,540)
Required contributions for shares acquired by ESOP	(101,554)	(106,632)
Total stockholders' equity	14,050,363	13,764,345
Total liabilities and stockholders' equity	$151,302,325	$149,130,366

__________________
The accompanying notes are an integral part of these statements.

PART I: FINANCIAL INFORMATION
FIRST INDEPENDENCE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

	Three Months Ended December 31,
	2000	1999

Interest income
Loans	$2,651,068	$2,318,624
Mortgage-backed securities	153,912	162,404
Investment securities	137,227	143,980
Interest-bearing deposits and other	60,970	42,881
Total interest income	3,003,177	2,667,889

Interest expense
Deposits	1,179,576	1,126,641
Borrowed funds	621,041	425,058
Total interest expense	1,800,617	1,551,699
Net interest income	1,202,560	1,116,190
Provision for loan losses	45,000	21,000
Net interest income after provision for loan losses	1,157,560	1,095,190

Noninterest income
Service charges	69,280	58,994
Other	44,073	59,710
Total noninterest income	113,353	118,704

Noninterest expense
Employee compensation and benefits	422,072	406,558
Occupancy and equipment	88,504	84,001
Foreclosed assets, net	(13,832)	9,634
Data processing fees	52,943	62,806
Other operating	175,069	154,361
Total noninterest expenses	724,756	717,360
Earnings before income taxes	546,157	496,534
Income tax expense	194,027	185,915
Net earnings	$352,130	$310,619

Earnings per common share
Basic	$.35	$.30
Diluted	$.34	$.29
Dividends per share	$.1000	$.0875

_____________________
The accompanying notes are an integral part of these statements.

PART I:      FINANCIAL INFORMATION
FIRST INDEPENDENCE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31,
	2000	1999

Net earnings	$352,130	$310,619

Other comprehensive income
Unrealized gains (losses) on securities available for sale arising during the period, net of $4,462 tax expense in 2000 and $5,816 tax benefit in 1999	7,280	(9,490)
Comprehensive income	$359,410	$301,129

___________________
The accompanying notes are an integral part of these statements.

FIRST INDEPENDENCE CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
For the Year Ended September 30, 2000
and Three Months Ended December 31, 2000

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Required Contribu- tions for Shares Acquired by ESOP	Total Equity
Balance at October 1, 1999	$16,493	$8,132,391	$10,876,339	$2,316	$(5,721,251)	$(199,680)	$13,106,608
Net earnings	---	----	1,376,363	---	---	---	1,376,363
Cash dividends of $.3875 per share	---	---	(389,668)	---	---	---	(389,668)
Common stock options exercised	---	(9,653)	---	---	58,581	---	48,928
Depreciation of securities available for sale, net of income tax	---	---	---	(7,008)	---	---	(7,008)
ESOP loan repayments	---	---	---	---	---	93,048	93,048
Fair value adjustment on ESOP shares committed for release	---	67,944	---	---	---	---	67,944
Purchase of 53,187 shares of treasury stock	---	---	---	---	(531,870)	---	(531,870)
Balance at September 30, 2000	16,493	8,190,682	11,863,034	(4,692)	(6,194,540)	(106,632)	13,764,345
Net earnings	---	---	352,130	---	---	---	352,130
Cash dividends of $.10 per share	---	---	(100,704)	---	---	---	(100,704)
Common stock options exercised	---	(8,902)	---	---	30,702	---	21,800
Appreciation of securities available for sale, net of income tax	---	---	---	7,280	---	---	7,280
ESOP loan repayments	---	---	---	---	---	5,078	5,078
Fair value adjustment on ESOP shares committed for release	---	434	---	---	---	---	434
Balance at December 31, 2000	$16,493	$8,182,214	$12,114,460	$2,588	$(6,163,838)	$(101,554)	$14,050,363

_____________________
The accompanying notes are an integral part of these statements.

PART I: FINANCIAL INFORMATION
FIRST INDEPENDENCE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2000	1999

Cash flows from operating activities
Net earnings	$352,130	$310,619
Adjustments to reconcile net earnings to net cash provided by operating activities
Provision for loan losses	45,000	21,000
Depreciation	34,123	30,077
Amortization of premiums and discounts on investments and mortgage-backed securities	6,166	14,509
Amortization of deferred loan origination fees	(60,687)	(48,274)
Amortization of expense related to employee benefit plans	5,512	43,828
Amortization of negative goodwill	(23,515)	(23,515)
Gain on sale of real estate acquired through forclosure	(12,734)	(1,600)
Increase (decrease) in cash due to changes in
Accrued interest receivable	(245,994)	(103,457)
Other assets	38,226	36,868
Accrued expenses and other liabilities	(30,927)	(4,228)
Income taxes payable	169,721	154,849
Net cash provided by operating activities	277,021	430,676

Cash flows from investing activities
Proceeds from maturities and repayment of securities held to maturity	481,019	602,958
Net increase in loans	(2,168,673)	(4,445,769)
Purchase of Federal Home Loan Bank stock	(145,000)	(237,400)
Capital expenditures	(90,208)	(97,882)
Proceeds from sale of real estate acquired through foreclosure	150,639	2,350
Net cash used in investing activities	(1,772,223)	(4,175,743)

Cash flows from financing activities
Net decrease in deposits	(737,819)	(972,413)
Net decrease in advances from borrowers for taxes and insurance	(419,292)	(337,843)
Advances from Federal Home Loan Bank	5,900,000	9,700,000
Repayment of Federal Home Loan Bank advances	(3,000,000)	(4,000,000)
Cash dividends paid	(100,704)	(90,625)
Stock options exercised	21,800	9,838
Net cash provided by financing activities	1,663,985	4,308,957
Net increase in cash and cash equivalents	168,783	563,890
Cash and cash equivalents at beginning of period	1,921,042	1,439,995
Cash and cash equivalents at end of period	$2,089,825	$2,003,885

_______________________
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

            In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial condition of First Independence Corporation as of December 31, 2000, and the results of operations and cash flows for all interim periods presented.

            Operating results for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001.

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

(3)       Regulatory Capital Requirements

            Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of 1989, as implemented by rules promulgated by the Office of Thrift Supervision, savings institutions must meet the following separate minimum capital-to-asset requirements. The following table summarizes, as of December 31, 2000, the capital requirements applicable to First Federal and its actual capital ratios. For purposes of calculating regulatory capital, adjustments required by Statement of Financial Accounting Standards No. 115 are not taken into account. As of December 31, 2000, First Federal exceeded all current regulatory capital standards.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total risk-based capital	$13,667	18.20%	$6,006	≥8.0%	$7,508	≥10.0%
Tier 1 risk-based capital	12,890	17.17	3,003	≥4.0	4,505	≥ 6.0
Tier 1 (core) capital	12,890	8.52	4,541	≥3.0	7,568	≥ 5.0
Tangible capital	12,890	8.52	2,270	≥1.5	---	≥ ---

(4)       Supplemental Disclosure of Cash Flow Information

	Three months ended December 31,
	2000	1999
Cash paid for:
Interest	$1,788,446	$1,511,869
Income taxes	996	33,066
Noncash investing and financing activities:
Transfer from loans to real estate acquired through foreclosure	49,433	259,330

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

Forward-Looking Statements

            When used in this Form 10-QSB and in future filings by us with the Securities and Exchange Commission, in our press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in our market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in our market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We advise readers that the factors listed above could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

            We do not undertake--and specifically disclaim any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

            Total assets increased $2.2 million, or 1.46%, from $149.1 million at September 30, 2000 to $151.3 million at December 31, 2000. This increase consisted primarily of increases in net loans receivable of $2.2 million, accrued interest receivable of $246,000, cash and cash equivalents of $169,000 and Federal Home Loan Bank stock of $145,000. These increases in assets, along with a reduction in savings deposits of $738,000 and advanced payments by borrowers for taxes and insurance of $419,000, were funded by increases in advances from the Federal Home Loan Bank of Topeka of $2.9 million and the redeployment of funds received from repayments of mortgage-backed securities of $288,000 and investment securities maturing of $187,000.

            Loans receivable increased $2.2 million from $125.1 million at September 30, 2000, to $127.3 million at December 31, 2000. The increase was primarily due to a $1.9 million increase in construction loans originated at our loan production office in Lawrence, Kansas. These construction loans generally have terms of nine months or less and interest rates tied to the prime rate plus a margin. Construction loans reduce interest rate risk and improve earnings due to their shorter terms and higher rate when compared to permanent one- to four-family loans. However, construction loans also increase credit quality risk. To a lesser extent, the increase was due to a $300,000 increase in loans originated in our market area consisting primarily of 15- and 30-year fixed-rate loans, mortgage loans with a fixed rate for the first five years of the loan term that automatically convert to one-year adjustable rate loans during the sixth year of the loan term and mortgage loans with a fixed rate for the first three years of the loan term that automatically convert to one-year adjustable rate loans during the fourth year of the loan term.

            Total deposits decreased $738,000 from $94.1 million at September 30, 2000, to $93.4 million at December 31, 2000. The outflow of deposits was a result of competition from local financial institutions which are aggressively seeking public unit deposits by offering relatively high interest rates and competition from other investment products that offer the potential of a higher rate of return, but also represent higher risk to the investor.

            Total borrowed funds increased $2.9 million from $39.1 million at September 30, 2000 to $42.0 million at December 31, 2000. The increase was from advances obtained from the Federal Home Loan Bank of Topeka. The advances allowed us to invest the funds borrowed in loans receivable at a positive spread.

            Total stockholders' equity increased $286,000 from $13.8 million at September 30, 2000 to $14.1 million at December 31, 2000. The increase was primarily due to net earnings from operations of $352,000, common stock options exercised of $22,000, an increase in the unrealized gains on securities available for sale of $7,000 and repayment of employee stock ownership debt of $5,000. These increases were partially offset by dividends of $101,000 paid to stockholders.

Non-performing Assets

            The ratio of non-performing assets to total assets is one indicator of our exposure to credit risk. Non-performing assets consist of non-accruing loans, accruing loans delinquent 90 days or more, troubled debt restructurings, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. At December 31, 2000, non-performing assets were approximately $2,528,000, which represents an increase of $794,000, or 45.8%, as compared to September 30, 2000. The ratio of non-performing assets to total assets at December 31, 2000 was 1.67% compared to 1.16% at September 30, 2000. A summary of non-performing assets by category is set forth in the following table:

	December 31, 2000	September 30, 2000
	(Dollars in Thousands)

Non-Accruing Loans	$1,288	$1,101
Accruing Loans Delinquent 90 Days or More	887	187
Trouble Debt Restructurings	21	23
Foreclosed Assets	332	423
Total Non-Performing Assets	$2,528	$1,734
Total Non-Performing Assets as a Percentage of Total Assets	1.67%	1.16%

            Included in non-accruing loans at December 31, 2000, were 16 loans totaling $572,000 secured by one- to four-family real estate, 6 construction loans totaling $575,000 secured by one- to four-family real estate, 1 loan totaling $51,000 secured by non-residential real estate and 17 consumer loans totaling $90,000. All non-accruing loans at December 31, 2000, were located in our primary market area. At December 31, 2000, accruing loans delinquent 90 days or more included 16 loans totaling $624,000 secured by one- to four-family real estate, two construction loans totaling $232,000 secured by one- to four-family real estate, 1 loan totaling $18,000 secured by non-residential real estate and 1 consumer loan totaling $13,000. At December 31, 2000, all of our accruing loans delinquent 90 days or more were secured by real estate located in our primary market area. At December 31, 2000, real estate acquired through foreclosure consisted of 8 single family residences located in our primary market area. The properties have a carrying value of $332,000 and are currently offered for sale. The increase in non-performing assets was due to growth in the respective loan portfolios and seasonal delinquencies.

            We have taken into account our non-performing assets and the composition of the loan portfolio in establishing the allowance for loan losses. The allowance for loan losses totaled $777,000 at December 31, 2000, which represented a $19,000 increase from the allowance for loan losses at September 30, 2000. The ratio of the allowance for loan losses as a percent of total loans was .61% at December 31, 2000 which was unchanged from September 30, 2000. The allowance for loan losses as a percent of non-performing loans decreased from 57.86% at September 30, 2000 to 35.39% at December 31, 2000, due to the increase in non-performing loans at December 31, 2000.

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

Results of Operations - Comparison of Three Months Ended December 31, 2000 and December 31, 1999

            General. Net earnings for the three months ended December 31, 2000 were $352,000 as compared to $311,000 for the three months ended December 31, 1999, an increase of $41,000, or 13.4%. The increase in net earnings was primarily due to an increase in net interest income of $86,000. This increase was partially offset by increases in the provision for loan losses of $24,000, non-interest expense of $8,000, income tax expense of $8,000 and a decrease in non-interest income of $6,000.

            Net Interest Income. Net interest income increased $86,000, or 7.7%, for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999. This increase was due primarily to an increase in interest income of $335,000, or 12.6%, offset partially by an increase in interest expense of $249,000, or 16.0%. Interest income increased primarily due to a $9.3 million increase in the average balance of interest-earning assets and, to a lesser extent, a 42 basis point increase in the average yield on interest-earning assets. Interest expense increased primarily due to a 44 basis point increase in the average rate paid on interest-bearing liabilities and, to a lesser extent, an $8.4 million increase in the average balance of interest-bearing liabilities.

            Interest Income. Interest income for the quarter ended December 31, 2000, increased to $3.0 million from $2.7 million for the quarter ended December 31, 1999. This increase resulted primarily from a $9.3 million increase in the average outstanding balance of interest-earning assets during the three months ended December 31, 2000 as compared to the three months ended December 31, 1999 due to increased loan originations in our local markets and Lawrence, Kansas construction loan production office. To a lesser extent, the increase was due to an increase in the average yield on interest-earning assets. The average yield on interest-earning assets increased by 42 basis points to 8.14% during the first quarter of fiscal 2001, from 7.72% during the first quarter of fiscal 2000. This increase was caused primarily by a change in mix of interest-earning assets to a higher percentage of loans receivable due to an increase in the construction loan portfolio. These construction loans carry a higher rate of interest than other loans, therefore, the average yield on loans receivable increased from 7.98% at December 31, 1999, to 8.36% at December 31, 2000.

            Interest Expense. Interest expense for the quarter ended December 31, 2000, increased by $249,000 to $1.8 million as compared to $1.6 million for the quarter ended December 31, 1999. This increase was primarily the result of a 44 basis point increase in the average interest rates paid on interest-bearing liabilities, caused by an increase in interest rates on savings deposits and Federal Home Loan Bank advances and by a change in mix of interest-bearing liabilities to a higher percentage of Federal Home Loan Bank advances, which carry a higher average rate than savings deposits. To a lesser extent, the increase was due to an $8.4 million increase in the average outstanding balance of interest-bearing liabilities during the three months ended December 31, 2000 as compared to the three months ended December 31, 1999. The increase in interest-bearing liabilities was primarily due to a $9.0 million increase in the average advances obtained from the Federal Home Loan Bank of Topeka.

            Provision for Loan Losses. The provision for loan losses represents a charge to earnings to maintain the allowance for loan losses at a level we believe is adequate to absorb probable losses in the loan portfolio. The provision for loan losses amounted to $45,000 for the three months ended December 31, 2000 as compared to $21,000 for the same period in 1999. The increase in provision for loan losses was in recognition of the increased balance of construction loans in our portfolio. We believe we use the best information available in providing for probable loan losses and we believe that the allowance is adequate at December 31, 2000. Future adjustments to the allowance could be necessary, however, and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

            Noninterest Income. Noninterest income decreased $6,000 to $113,000 during the three months ended December 31, 2000 as compared to $119,000 for the three months ended December 31, 1999. The decrease was primarily due to a $13,000 non-recurring loss recovery during the period ended December 31, 1999 with no similar recovery recorded during the period ended December 31, 2000. This decrease was partially offset by increases in late charges and other fees associated with mortgage loans and increased checking and deposit account fees.

            Noninterest Expense. Total noninterest expense increased to $725,000 for the three months ended December 31, 2000 from $717,000 for the three months ended December 31, 1999, an increase of $8,000, or 1.0%. The increase was primarily due to increases in other operating expense of $21,000, employee compensation and benefits of $15,000 and occupancy and equipment of $5,000. These increases were partially offset by decreases in foreclosed assets of $24,000 and data processing fees of $10,000. The increase in other operating expense was primarily due to a $10,000 contribution to the USD #446 Educational Foundation. The increase in employee compensation and benefits expense was the result of normal, annual cost of living increases in salaries and bonuses.

            Income Tax Expense. Income tax expense was $194,000 for the quarter ended December 31, 2000 compared to $186,000 for the quarter ended December 31, 1999, an increase of $8,000. This increase was primarily due to an increase in pre-tax earnings during the 2000 period as compared to the 1999 period. Our effective tax rates were 35.5% and 37.4% for the three months ended December 31, 2000 and December 31, 1999, respectively.

            Liquidity and Capital Resources. Our primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank of Topeka advances and funds provided by operations. While scheduled loan and mortgage-backed security repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. Current Office of Thrift Supervision regulations require First Federal to maintain cash and eligible investments in an amount equal to at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. These requirements may be changed from time to time by the Office of Thrift Supervision to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which First Federal may rely if necessary to fund deposit withdrawals and other short-term funding needs. As of December 31, 2000, First Federal's liquidity ratio was 7.73% as compared to 7.89% at September 30, 2000. These ratios exceeded the minimum regulatory liquidity requirements on both dates.

            We use our capital resources principally to meet our ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At December 31, 2000, we had outstanding commitments to extend credit which amounted to $2.8 million, including commitments on construction loans. We consider our liquidity and capital resources to be adequate to meet foreseeable short- and long-term needs. We expect to be able to fund or refinance, on a timely basis, our material commitments and long-term liabilities.

            Regulatory standards impose the following capital requirements on First Federal: a tangible capital ratio expressed as a percent of total adjusted assets, a leverage ratio of core capital to total adjusted assets, and a risk-based capital standard expressed as a percent of risk-adjusted assets. As of December 31, 2000, we exceeded all regulatory capital standards.

            At December 31, 2000, First Federal's tangible capital was $12.9 million, or 8.52% of adjusted total assets, which is in excess of the 1.5% requirement by $10.6 million. In addition, at December 31, 2000, we had core capital of $12.9 million, or 8.52% of adjusted total assets, which exceeds the 3% requirement by $8.3 million. Risk-based capital was $13.7 million at December 31, 2000, or 18.20% of risk-adjusted assets, which exceeds the 8.0% risk-based capital requirement by $7.7 million.

Part II - Other Information

Item 1 -	Legal Proceedings
Not applicable.

Item 2 -	Changes in Securities
Not applicable.

Item 3 -	Defaults upon Senior Securities
Not applicable.

Item 4 -	Submission of Matters to a Vote of Security Holders
The annual meeting of shareholders of First Independence Corporation was held on January 31, 2001. The matters approved by shareholders at the annual meeting and the number of votes cast for, against or withheld, as well as the number of abstentions, for each matter are set forth below:

PROPOSAL	NUMBER OF VOTES

Election of the following directors for the terms indicated:	For	Withheld

William T. Newkirk II (three years)	782,886	86,443
Joseph M. Smith (three years)	782,986	86,343

Ratification of the appointment of Grant Thornton LLP as auditors for the fiscal year ending September 30, 2001	For 854,364	Against 14,965	Abstain -

Item 5 -	Other Information
None.

Item 6 -	Exhibits and Reports on Form 8-K

(a) Exhibits - None

(b) Reports on Form 8-K - None

SIGNATURES

            Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INDEPENDENCE CORPORATION Registrant

Date:	February 14, 2001	/s/ Larry G. Spencer Larry G. Spencer President and Chief Executive Officer

Date:	February 14, 2001	/s/ James B. Mitchell James B. Mitchell Vice President and Chief Financial Officer