Form 10QSB
period 2001-03-31
FIRST INDEPENDENCE CORP /DE/
filed 2001-05-11
CIK 908486

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001

OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

Commission File Number 0-22184

FIRST INDEPENDENCE CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	36-3899950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

       As of May 9, 2001, there were 989,439 shares of the Registrant's common stock outstanding.

FIRST INDEPENDENCE CORPORATION

PART I: FINANCIAL INFORMATION
FIRST INDEPENDENCE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2001	September 30, 2000
ASSETS
Cash and due from banks	$ 360,676	$ 449,960
Federal funds sold	200,000	700,000
Other interest-earning deposits	1,478,876	771,082
Cash and cash equivalents	2,039,552	1,921,042
Investment securities held to maturity (fair value: March 31, 2001 - $4,325,250; September 30, 2000 - $6,416,450)	4,296,672	6,496,147
Investment securities available for sale	1,015,492	1,992,200
Mortgage-backed securities held to maturity (fair value: March 31, 2001 - $8,211,546; September 30, 2000 - $8,671,665)	8,185,038	8,746,988
Loans receivable	130,614,536	125,118,716
Premises and equipment	1,489,405	1,449,403
Federal Home Loan Bank Stock, at cost	2,265,000	1,955,000
Accrued interest receivable	941,074	959,973
Real estate acquired through foreclosure	277,465	423,360
Other	76,541	67,537
Total assets	$ 151,200,775	$ 149,130,366

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$ 96,526,715	$ 94,127,537
Advances from borrowers for taxes and insurance	936,973	887,080
Advances from Federal Home Loan Bank	38,800,000	39,100,000
Income taxes payable	3,955	40,640
Accrued expenses and other	1,165,294	1,210,764
Total liabilities	137,432,937	135,366,021
Stockholders' equity
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	---	---
Common stock, $.01 par value, 2,500,000 shares authorized, 1,649,288 shares issued	16,493	16,493
Additional paid-in capital	8,173,176	8,190,682
Retained earnings - substantially restricted	12,344,540	11,863,034
Accumulated other comprehensive income (loss), net of related taxes	8,910	(4,692)
Treasury stock at cost, 655,549 shares at March 31, 2001 and 630,927 shares at September 30, 2000	(6,678,804)	(6,194,540)
Required contributions for shares acquired by ESOP	(96,477)	(106,632)
Total stockholders' equity	13,767,838	13,764,345
Total liabilities and stockholders' equity	$151,200,775	$149,130,366

___________________
The accompanying notes are an integral part of these statements.

PART I: FINANCIAL INFORMATION
FIRST INDEPENDENCE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2000	2001	2000
Interest income
Loans	$2,662,269	$2,397,169	$5,313,337	$4,715,793
Mortgage-backed securities	144,660	166,033	298,572	328,437
Investment securities	97,860	142,819	235,087	286,799
Interest-bearing deposits and other	64,927	46,948	125,897	89,829
Total interest income	2,969,716	2,752,969	5,972,893	5,420,858

Interest expense
Deposits	1,154,852	1,118,265	2,334,428	2,244,906
Borrowed funds	594,501	476,226	1,215,542	901,284
Total interest expense	1,749,353	1,594,491	3,549,970	3,146,190
Net interest income	1,220,363	1,158,478	2,422,923	2,274,668

Provision for loan losses	45,000	21,000	90,000	42,000

Net interest income after provision for loan losses	1,175,363	1,137,478	2,332,923	2,232,668

Noninterest income
Service charges	66,411	50,998	135,691	109,992
Other	55,657	66,221	99,730	125,931
Total noninterest income	122,068	17,219	235,421	235,923
Noninterest expense
Employee compensation and benefits	415,329	401,122	837,401	807,680
Occupancy and equipment	91,707	78,421	180,211	162,422
Foreclosed assets, net	(1,057)	30,222	(14,889)	39,856
Data processing fees	68,535	67,080	121,478	129,886
Other operating	204,796	154,382	379,865	308,743
Total noninterest expenses	779,310	731,227	1,504,066	1,448,587
Earnings before income taxes	518,121	523,470	1,064,278	1,020,004
Income tax expense	172,699	187,580	366,726	373,495
Net earnings	$ 345,422	$ 335,890	$ 697,552	$ 646,509

Earnings per common share
Basic	$ .34	$ .33	$ .69	$ .63
Diluted	$ .33	$ .32	$ .67	$ .61
Dividends per share	$ .1125	$ 10	$ .2125	$ .1875

Weighted average shares outstanding
Basic	1,005,304	1,010,241	1,007,739	1,024,317
Diluted	1,045,709	1,042,051	1,048,145	1,056,128

____________________
The accompanying notes are an integral part of these statements.

PART I: FINANCIAL INFORMATION
FIRST INDEPENDENCE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2000	2001	2000

Net earnings	$ 345,422	$ 335,890	$ 697,552	$ 646,509

Other comprehensive income
Unrealized gains (losses) on securities available for sale arising during the period, net of income tax	6,322	(2,925)	13,602	(12,415)

Comprehensive income	$ 351,744	$ 332,965	$ 711,154	$ 634,094

__________________
The accompanying notes are an integral part of these statements.

FIRST INDEPENDENCE CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
For the Year Ended September 30, 2000
and Six Months Ended March 31, 2001

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Required Contribu- tions for Shares Acquired by ESOP	Total Equity

Balance at October 1, 1999	$16,493	$8,132,391	$10,876,339	$2,316	$(5,721,251)	$(199,680)	$13,106,608

Net earnings	---	---	1,376,363	---	---	---	1,376,363

Cash dividends of $.3875 per share	---	---	(389,668)	---	---	---	(389,668)

Common stock options exercised	---	(9,653)	---	---	58,581	---	48,928

Depreciation of securities available for ale, net of income tax	---	---	---	(7,008)	---	---	(7,008)

ESOP loan repayments	---	---	---	---	---	93,048	93,048

Fair value adjustment on ESOP shares committed for release	---	67,944	---	---	---	---	67,944

Purchase of 53,187 shares of treasury stock	---	---	---	---	(531,870)	---	(531,870)

Balance at September 30, 2000	16,493	8,190,682	11,863,034	(4,692)	(6,194,540)	(106,632)	13,764,345

Net earnings	---	---	697,552	---	---	---	697,552

Cash dividends of $.2125 per share	---	---	(216,046)	---	---	---	(216,046)

Common stock options exercised	---	(19,445)	---	---	89,036	---	69,591

Appreciation of securities available for sale, net of income tax	---	---	---	13,602	---	---	13,602

ESOP loan repayments	---	---	---	---	---	10,155	10,155

Fair value adjustment on ESOP shares committed for release	---	1,939	---	---	---	---	1,939

Purchase of 44,100 shares of treasury stock	---	---	---	---	(573,300)	---	(573,300)

Balance at March 31, 2001	$16,493	$8,173,176	$12,344,540	$ 8,910	$(6,678,804)	$ (96,477)	$13,767,838

______________________
The accompanying notes are an integral part of these statements.

PART I: FINANCIAL INFORMATION
FIRST INDEPENDENCE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2001	2000
Cash flows from operating activities
Net earnings	$ 697,552	$ 646,509
Adjustments to reconcile net earnings to net cash provided by operating activities
Provision for loan losses	90,000	42,000
Depreciation	70,396	61,575
Amortization of premiums and discounts on investments and mortgage-backed securities	11,730	23,574
Amortization of deferred loan origination fees	(108,448)	(99,941)
Amortization of expense related to employee benefit plans	12,094	82,054
Amortization of negative goodwill	(47,029)	(47,029)
Gain on sale of real estate acquired through foreclosure	(25,613)	(18,469)
Increase (decrease) in cash due to changes in
Accrued interest receivable	18,899	(36,494)
Other assets	2,786	34,732
Accrued expenses and other liabilities	(18,088)	(9,329)
Income taxes payable	(36,685)	(22,601)
Net cash provided by operating activities	667,594	656,581

Cash flows from investing activities
Proceeds from maturities and repayment of securities
Available for sale	1,000,000	---
Held to maturity	5,748,342	1,128,059
Purchase of securities
Held to maturity	(3,000,000)	---
Net increase in loans	(5,496,510)	(6,871,304)
Purchase of Federal Home Loan Bank stock	(310,000)	(328,400)
Capital expenditures	(134,456)	(139,494)
Proceeds from sale of real estate acquired through foreclosure	214,224	157,035
Net cash used in investing activities	(1,978,400)	(6,054,104)

Cash flows from financing activities
Net increase (decrease) in deposits	2,399,178	(1,002,076)
Net increase in advances from borrowers for taxes and insurance	49,893	81,137
Advances from Federal Home Loan Bank	17,000,000	29,900,000
Repayment of Federal Home Loan Bank advances	(17,300,000)	(22,000,000)
Cash dividends paid	(216,046)	(189,795)
Purchase of treasury stock	(573,300)	(531,870)
Stock options exercised	69,591	34,838
Net cash provided by financing activities	1,429,316	6,292,234
Net increase in cash and cash equivalents	118,510	894,711
Cash and cash equivalents at beginning of period	1,921,042	1,439,995
Cash and cash equivalents at end of period	$2,039,552	$2,334,706

_________________
The accompanying notes are an integral part of these statements.

FIRST INDEPENDENCE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)       Basis of Presentation

       The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America "U.S. GAAP" for interim financial information and with the instructions to Form 10-QSB and Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.

       In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial condition of First Independence Corporation as of March 31, 2001, and the results of operations and cash flows for all interim periods presented.

       Operating results for the six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001.

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

(3)       Regulatory Capital Requirements

       Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of 1989, as implemented by rules promulgated by the Office of Thrift Supervision, savings institutions must meet the following separate minimum capital-to-asset requirements. The following table summarizes, as of March 31, 2001, the capital requirements applicable to First Federal and its actual capital ratios. For purposes of calculating regulatory capital, adjustments required by Statement of Financial Accounting Standards No. 115 are not taken into account. As of March 31, 2001, First Federal exceeded all regulatory capital standards.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total risk-based capital	$14,014	18.39%	$6,095	>8.0%	$7,619	>10.0%
Tier 1 risk-based capital	13,263	17.41	3,048	>4.0	4,572	> 6.0
Tier 1 (core) capital	13,263	8.77	4,537	>3.0	7,562	> 5.0
Tangible capital	13,263	8.77	2,269	>1.5	---	---

(4)       Supplemental Disclosure of Cash Flow Information

	Six months ended March 31,
	2001	2000
Cash paid for:
Interest	$3,552,036	$3,097,303
Income taxes	400,578	404,096

Noncash investing and financing activities:
Transfer from loans to real estate acquired through foreclosure	212,942	586,473
Issuance of loans receivable in connection with the sale of real estate acquired through foreclosure	167,700	105,950

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

       We do not undertake -- and specifically disclaim any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

       Total assets increased $2.1 million, or 1.39%, from $149.1 million at September 30, 2000 to $151.2 million at March 31, 2001. This increase consisted primarily of increases in net loans receivable of $5.5 million, Federal Home Loan Bank stock of $310,000 and cash and cash equivalents of $119,000. These increases in assets, along with a decrease in advances from the Federal Home Loan Bank of Topeka of $300,000, were funded by increases in savings deposits of $2.4 million, the redeployment of funds received from investment securities maturing of $3.2 million and repayments of mortgage-backed securities of $562,000.

       Loans receivable increased $5.5 million from $125.1 million at September 30, 2000, to $130.6 million at March 31, 2001. The increase was primarily due to a $3.6 million increase in construction loans originated at our loan production office in Lawrence, Kansas. These construction loans generally have terms of nine months or less and interest rates tied to the prime rate plus a margin. Construction loans reduce interest rate risk and improve earnings due to their shorter terms and higher rate when compared to permanent one- to four-family loans. However, construction loans also increase credit quality risk. To a lesser extent, the increase was due to a $1.9 million increase in loans originated in our market area consisting primarily of 15- and 30-year fixed-rate loans, mortgage loans with a fixed rate for the first five years of the loan term that automatically convert to one-year adjustable rate loans during the sixth year of the loan term and mortgage loans with a fixed rate for the first three years of the loan term that automatically convert to one-year adjustable rate loans during the fourth year of the loan term.

       Total deposits increased $2.4 million from $94.1 million at September 30, 2000, to $96.5 million at March 31, 2001. Deposits increased primarily due to public units depositing short-term funds into the "Platinum" money fund account and new accounts being opened at the Coffeyville, Kansas branch office. The "Platinum" money fund account offers tiered rates on a limited transaction account with the highest rate paid on balances of $50,000 and above. Management feels the "Platinum" money fund provides a lower risk, insured alternative for deposit customers considering higher risk investments in order to get higher yields than standard money market accounts.

       Total borrowed funds decreased $300,000 from $39.1 million at September 30, 2000 to $38.8 million at March 31, 2001. The decrease was due to the principal repayment of line of credit advances obtained from the Federal Home Loan Bank of Topeka. Most of the advances obtained from the Federal Home Loan Bank of Topeka were used by the Company to invest in loans receivable at a positive spread over the term of the advances.

       Total stockholders' equity increased $3,000 from $13,764,345 at September 30, 2000 to $13,767,838 at March 31, 2001. The increase was primarily due to net earnings from operations of $698,000, common stock options exercised of $70,000, an increase in the unrealized gains on securities available for sale of $14,000 and repayment of employee stock ownership debt of $10,000. These increases were partially offset by our use of $573,000 to repurchase 44,100 shares of common stock and dividends of $216,000 paid to stockholders.

Non-performing Assets

       The ratio of non-performing assets to total assets is one indicator of our exposure to credit risk. Non-performing assets consist of non-accruing loans, accruing loans delinquent 90 days or more, troubled debt restructurings, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. At March 31, 2001, non-performing assets were approximately $2,325,000, which represents an increase of $591,000, or 34.1%, as compared to September 30, 2000. The ratio of non-performing assets to total assets at March 31, 2001 was 1.54% compared to 1.16% at September 30, 2000. A summary of non-performing assets by category is set forth in the following table:

	March 31, 2001	September 30, 2000
	(Dollars In Thousands)

Non-Accruing Loans	$2,027	$1,101
Accruing Loans Delinquent 90 Days or More	---	187
Trouble Debt Restructurings	21	23
Foreclosed Assets	277	423
Total Non-Performing Assets	$2,325	$1,734
Total Non-Performing Assets as a Percentage of Total Assets	1.54%	1.16%

       Included in non-accruing loans at March 31, 2001, were 16 loans totaling $550,000 secured by one- to four-family real estate, 11 construction loans totaling $1,364,000 secured by one- to four-family real estate, 1 loan totaling $18,000 secured by non-residential real estate and 18 consumer loans totaling $95,000. All non-accruing loans at March 31, 2001, were located in our primary market area. At March 31, 2001, there were no accruing loans delinquent 90 days or more. At March 31, 2001, foreclosed assets consisted of 9 single family residences located in our primary market area. The properties have a carrying value of $277,000 and are currently offered for sale. The increase in non-performing assets was due to growth in our construction loan portfolio which tends to have a higher degree of risk than traditional one- to four- family lending and seasonal delinquencies, which tend to be higher in our second fiscal quarter of each year as a result of the holidays.

       We have taken into account our non-performing assets and the composition of the loan portfolio in establishing the allowance for loan losses. The allowance for loan losses totaled $751,000 at March 31, 2001, which represented a $7,000 decrease from the allowance for loan losses at September 30, 2000 due to a $71,000 charge-off during the period. The ratio of the allowance for loan losses as a percent of total loans decreased from .61% at September 30, 2000 to .57% at March 31, 2001, primarily due to charge-offs and the increase in total loans receivable at March 31, 2001. The allowance for loan losses as a percent of non-performing loans decreased from 57.86% at September 30, 2000 to 36.70% at March 31, 2001, due to the higher than normal charge-offs during the period and the increase in non-performing loans at March 31, 2001.

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

Results of Operations - Comparison of Three and Six Months Ended
March 31, 2001 and March 31, 2000

       General. Net earnings for the three months ended March 31, 2001 were $345,000 as compared to $336,000 for the three months ended March 31, 2000, an increase of $9,000, or 2.8%. The increase in net earnings was primarily due to increases in net interest income of $62,000 and non-interest income of $5,000 and a decrease in income tax expense of $15,000. These increases to net earnings were partially offset by increases in non-interest expense of $48,000 and the provision for loan losses of $24,000.

       Net earnings for the six months ended March 31, 2001 were $698,000 as compared to $647,000 for the six months ended March 31, 2000, an increase of $51,000, or 7.9%. The increase in net earnings was primarily due to an increase in net interest income of $148,000 and a decrease in income tax expense of $6,000. These changes were partially offset by increases in non-interest expense of $55,000 and the provision for loan losses of $48,000.

       Net Interest Income. Net interest income increased $62,000, or 5.3%, for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000. This increase was due primarily to an increase in interest income of $217,000, or 7.9%, offset partially by an increase in interest expense of $155,000 or 9.7%. Interest income increased primarily due to a $6.1 million increase in the average balance of interest-earning assets and, to a lesser extent, a 26 basis point increase in the average yield on interest-earning assets. Interest expense increased primarily due to a 26 basis point increase in the average rate paid on interest-bearing liabilities and, to a lesser extent, a $5.3 million increase in the average balance of interest-bearing liabilities. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 109.27% for the three months ended March 31, 2000 to 109.51% for the three months ended March 31, 2001.

       Net interest income increased $148,000, or 6.5%, for the six months ended March 31, 2001 as compared to the six months ended March 31, 2000. This increase was due primarily to an increase in interest income of $552,000, or 10.2%, offset partially by an increase in interest expense of $404,000, or 12.8%. Interest income increased primarily due to a $7.7 million increase in the average balance of interest-earning assets and, to a lesser extent, a 34 basis point increase in the average yield on interest-earning assets. Interest expense increased primarily due to a 35 basis point increase in the average rate paid on interest-bearing liabilities and, to a lesser extent, a $6.8 million increase in the average balance of interest-bearing liabilities. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 109.43% for the six months ended March 31, 2000 to 109.61% for the six months ended March 31, 2001.

       Interest Income. Interest income for the quarter ended March 31, 2001, increased to $3.0 million from $2.8 million for the quarter ended March 31, 2000. This increase was caused primarily by a $6.1 million increase in the average outstanding amount of interest-earning assets during the three months ended March 31, 2001, as compared to the three months ended March 31, 2000 due to increased loan originations in our local markets and our Lawrence, Kansas construction loan production office. To a lesser extent, the increase was due to an increase in the average yield on interest-earning assets. The average yield on interest-earning assets increased by 26 basis points to 8.06% during the first quarter of fiscal 2001, from 7.80% during the first quarter of fiscal 2000. This increase was caused primarily by a change in the mix of interest-earning assets to a higher percentage of loans receivable due to an increase in the construction loan portfolio and decreases in the investment and mortgage-backed securities portfolios. These construction loans carry a higher rate of interest than other loans, therefore, the average yield on loans receivable increased from 8.04% during the three months ended March 31, 2000, to 8.20% during the three months ended March 31, 2001.

       Interest income for the six months ended March 31, 2001, increased to $6.0 million from $5.4 million for the six months ended March 31, 2000. This increase resulted primarily from a $7.7 million increase in the average outstanding amount of interest-earning assets during the six months ended March 31, 2001, as compared to the six months ended March 31, 2000. To a lesser extent, the increase was due to an increase in the average yield on interest-earning assets. The average yield on interest-earning assets increased by 34 basis points to 8.10% during the first six months of fiscal 2001, from 7.76% during the first six months of fiscal 2000. This increase was due to the same reasons as stated above.

       Interest Expense. Interest expense for the quarter ended March 31, 2001, increased by $155,000 to $1.7 million as compared to $1.6 million for the quarter ended March 31, 2000. This increase in interest expense was due primarily to a 26 basis point increase in average interest rates paid on interest-bearing liabilities, caused by an increase in rates on savings deposits and Federal Home Loan Bank advances. To a lesser extent, the increase was due to a $5.3 million increase in the average outstanding amount of interest-bearing liabilities during the three months ended March 31, 2001, as compared to the three months ended March 31, 2000. This increase in interest-bearing liabilities was due primarily to an increase in advances obtained from the Federal Home Loan Bank of Topeka used to finance loans receivable.

       Interest expense for the six months ended March 31, 2001, increased by $404,000 to $3.5 million as compared to $3.1 million for the six months ended March 31, 2000. This increase was primarily the result of a 35 basis point increase in average interest rates paid on interest-bearing liabilities, caused by an increase in interest rates on savings deposits and Federal Home Loan

Bank advances and by a change in mix of interest-bearing liabilities to a higher percentage of Federal Home Loan Bank advances, which carry a higher average rate than savings deposits. To a lesser extent, the increase was due to a $6.8 million increase in the average outstanding amount of interest-bearing liabilities during the six months ended March 31, 2001 as compared to the six months ended March 31, 2000. The increase in interest-bearing liabilities was primarily due to a $7.3 million increase in the average outstanding balance of advances obtained from the Federal Home Loan Bank of Topeka.

       Provision for Loan Losses. The provision for loan losses represents a charge to earnings to maintain the allowance for loan losses at a level we believe is adequate to absorb probable losses in the loan portfolio. The provision for loan losses amounted to $45,000 and $90,000 for the three and six months ended March 31, 2001 as compared to $21,000 and $42,000 for the same periods in 2000. This increase in provision for loan losses was in recognition of the increased balance of construction loans in our loan portfolio and the increase in the balance of non-performing assets. We believe we use the best information available in providing for probable loan losses and we believe that the allowance is adequate at March 31, 2001. Future adjustments to the allowance could be necessary, however, and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

       Noninterest Income. Noninterest income increased $5,000 to $122,000 during the three months ended March 31, 2001 as compared to $117,000 for the three months ended March 31, 2000. The increase was primarily a result of increases in late charges and other fees associated with mortgage loans and increased checking and deposit account fees.

       Noninterest income decreased $1,000 to $235,000 during the six months ended March 31, 2001 as compared to $236,000 for the six months ended March 31, 2000. The decrease was primarily due to a $17,000 non-recurring loss recovery during the period ended March 31, 2000 with no similar recovery recorded during the period ended March 31, 2001. This decrease was partially offset by increases in late charges and other fees associated with mortgage loans and increased checking and deposit account fees.

       Noninterest Expense. Total noninterest expense increased by $48,000 for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000. The increase was due primarily to increases in other operating expense of $51,000, employee compensation and benefits of $14,000, occupancy and equipment of $14,000 and data processing fees of $2,000. These increases were partially offset by a decrease in foreclosed assets expense of $31,000.

       Total noninterest expense increased to $1,504,000 for the six months ended March 31, 2001 from $1,449,000 for the six months ended March 31, 2000, an increase of $55,000, or 3.8%. The increase was primarily due to increases in other operating expense of $71,000, employee compensation and benefits of $29,000 and occupancy and equipment of $18,000. These increases were partially offset by decreases in foreclosed assets expense of $55,000 and data processing fees of $9,000. The increase in other operating expense was primarily due to a $42,000 increase in legal expense related to administrative, loan workout and foreclosure issues and a $10,000 contribution to the USD #446 Educational Foundation. The increase in compensation and benefits expense was the result of normal, annual cost of living increases in salaries and bonuses.

       Income Tax Expense. Income tax expense was $173,000 for the quarter ended March 31, 2001 compared to $188,000 for the quarter ended March 31, 2000, a decrease of $15,000. Our effective tax rates were 33.3% and 35.8% for the three months ended March 31, 2001 and March 31, 2000, respectively. Rates were lower during the March 31, 2001 period due to a decrease in nondeductible compensation expense related to one ESOP loan being paid off.

       Income tax expense was $367,000 for the six months ended March 31, 2001 compared to $373,000 for the six months ended March 31, 2000, a decrease of $6,000. Our effective tax rates were 34.5% and 36.6% for the six months ended March 31, 2001 and March 31, 2000, respectively. Rates were lower during the March 31, 2001 period due to the same reason as stated above.

       Liquidity and Capital Resources. Our primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank of Topeka advances and funds provided by operations. While scheduled loan and mortgage-backed security repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. Current Office of Thrift Supervision regulations require First Federal to maintain adequate cash and eligible investments in order to meet First Federal's liquidity needs deemed necessary to fund deposit withdrawals and other short-term funding needs. Management believes that First Federal has and will continue to have adequate liquidity for the foreseeable future. As of March 31, 2001, First Federal's liquidity ratio was 6.11% as compared to 7.89% at September 30, 2000.

       We use our capital resources principally to meet our ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At March 31, 2001, we had outstanding commitments to extend credit which amounted to $4.2 million, including commitments on construction loans. We consider our liquidity and capital resources to be adequate to meet foreseeable short- and long-term needs. We expect to be able to fund or refinance, on a timely basis, our material commitments and long-term liabilities.

       Regulatory standards impose the following capital requirements on First Federal: a tangible capital ratio expressed as a percent of total adjusted assets, a leverage ratio of core capital to total adjusted assets, and a risk-based capital standard expressed as a percent of risk-adjusted assets. As of March 31, 2001, we exceeded all regulatory capital standards.

       At March 31, 2001, First Federal's tangible capital was $13.3 million, or 8.77% of adjusted total assets, which is in excess of the 1.5% requirement by $11.0 million. In addition, at March 31, 2001, we had core capital of $13.3 million, or 8.77% of adjusted total assets, which exceeds the 3% requirement by $8.7 million. Risk-based capital was $14.0 million at March 31, 2001, or 18.39% of risk-adjusted assets, which exceeds the 8.0% risk-based capital requirement by $7.9 million.

Part II - Other Information

Item 1	-	Legal Proceedings

Not applicable

Item 2	-	Changes in Securities

Not applicable

Item 3	-	Defaults upon Senior Securities

Not applicable

Item 4	-	Submission of Matters to a Vote of Security Holders

None

Item 5	-	Other Information

None

Item 6	-	Exhibits and Reports on Form 8-K

(a) Exhibits - None

(b) Reports on Form 8-K - None

SIGNATURES

       Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INDEPENDENCE CORPORATION Registrant
Date: May 14, 2001	/s/ Larry G. Spencer Larry G. Spencer President and Chief Executive Officer
Date: May 14, 2001	/s/ James B. Mitchell James B. Mitchell Vice President and Chief Financial Officer