Form 10QSB
period 2001-06-30
FIRST INDEPENDENCE CORP /DE/
filed 2001-08-10
CIK 908486

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
             ACT OF 1934

          For the quarterly period ended June 30, 2001

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

       As of August 10, 2001, there were 986,637 shares of the Registrant's common stock, par value $.01 per share, outstanding.

NEXT PAGE

FIRST INDEPENDENCE CORPORATION

NEXT PAGE

PART I: FINANCIAL INFORMATION
FIRST INDEPENDENCE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2001	September 30, 2000
ASSETS
Cash and due from banks	$ 364,564	$ 449,960
Federal funds sold	400,000	700,000
Other interest-earning deposits	1,300,145	771,082
Cash and cash equivalents	2,064,709	1,921,042
Investment securities held to maturity (fair value: June 30, 2001 - $7,226,708; September 30, 2000 - $6,416,450)	7,194,139	6,496,147
Investment securities available for sale	1,016,000	1,992,200
Mortgage-backed securities held to maturity (fair value: June 30, 2001 - $7,825,607; September 30, 2000 - $8,671,665)	7,798,458	8,746,988
Loans receivable	132,047,254	125,118,716
Premises and equipment	1,487,187	1,449,403
Federal Home Loan Bank Stock, at cost	2,265,000	1,955,000
Accrued interest receivable	1,099,805	959,973
Real estate acquired through foreclosure	236,237	423,360
Other	71,711	67,537
Total assets	$155,280,500	$149,130,366

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$ 99,192,765	$ 94,127,537
Advances from borrowers for taxes and insurance	509,249	887,080
Advances from Federal Home Loan Bank	40,600,000	39,100,000
Income taxes payable	23,723	40,640
Accrued expenses and other	959,216	1,210,764
Total liabilities	141,284,953	135,366,021
Stockholders' equity
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	---	---
Common stock, $.01 par value, 2,500,000 shares authorized, 1,649,288 shares issued	16,493	16,493
Additional paid-in capital	8,175,074	8,190,682
Retained earnings - substantially restricted	12,664,881	11,863,034
Accumulated other comprehensive income (loss), net of related taxes	9,428	(4,692)
Treasury stock at cost, 663,251 shares at June 30, 2001 and 630,927 shares at September 30, 2000	(6,778,930)	(6,194,540)
Required contributions for shares acquired by ESOP	(91,399)	(106,632)
Total stockholders' equity	13,995,547	13,764,345
Total liabilities and stockholders' equity	$155,280,500	$149,130,366

___________________

The accompanying notes are an integral part of these statements.

NEXT PAGE

PART I: FINANCIAL INFORMATION
FIRST INDEPENDENCE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2000	2001	2000
Interest income
Loans	$2,740,632	$2,473,778	$8,053,969	$7,189,571
Mortgage-backed securities	126,033	161,705	424,605	490,142
Investment securities	86,448	141,626	321,535	428,425
Interest-bearing deposits and other	51,918	48,866	177,815	138,695
Total interest income	3,005,031	2,825,975	8,977,924	8,246,833

Interest expense
Deposits	1,179,367	1,132,168	3,513,795	3,377,074
Borrowed funds	541,944	530,083	1,757,486	1,431,367
Total interest expense	1,721,311	1,662,251	5,271,281	4,808,441
Net interest income	1,283,720	1,163,724	3,706,643	3,438,392

Provision for loan losses	42,000	21,000	132,000	63,000

Net interest income after provision for loan losses	1,241,720	1,142,724	3,574,643	3,375,392

Noninterest income
Service charges	76,939	57,771	212,630	167,763
Other	45,103	49,862	144,833	175,793
Total noninterest income	122,042	107,633	357,463	343,556

Noninterest expense
Employee compensation and benefits	382,466	395,943	1,219,867	1,203,623
Occupancy and equipment	90,296	79,454	270,507	241,876
Foreclosed assets, net	10,833	(2,280)	(4,056)	37,576
Data processing fees	52,333	51,556	173,811	181,442
Other operating	170,489	145,519	550,354	454,262
Total noninterest expenses	706,417	670,192	2,210,483	2,118,779
Earnings before income taxes	657,345	580,165	1,721,623	1,600,169
Income tax expense	226,844	208,731	593,570	582,226
Net earnings	$ 430,501	$ 371,434	$1,128,053	$1,017,943

Earnings per common share
Basic	$ .44	$ .37	$ 1.13	$ 1.00
Diluted	$ .42	$ .36	$ 1.09	$ .96

Dividends per share	$ .1125	$ .10	$ .3250	$ .2875

Weighted average shares outstanding
Basic	977,635	998,827	997,705	1,016,033
Diluted	1,018,515	1,039,451	1,038,585	1,056,657

____________________
The accompanying notes are an integral part of these statements.

NEXT PAGE

PART I: FINANCIAL INFORMATION
FIRST INDEPENDENCE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2000	2001	2000

Net earnings	$ 430,501	$ 371,434	$1,128,053	$1,017,943

Other comprehensive income
Unrealized gains (losses) on securities available for sale arising during the period, net of income tax	518	41	14,120	(12,374)

Comprehensive income	$ 431,019	$ 371,475	$1,142,173	$1,005,569

__________________

The accompanying notes are an integral part of these statements.

NEXT PAGE

FIRST INDEPENDENCE CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
For the Year Ended September 30, 2000
and Nine Months Ended June 30, 2001

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Required Contributions for Shares Acquired by ESOP	Total Equity

Balance at October 1, 1999	$16,493	$8,132,391	$10,876,339	$2,316	$(5,721,251)	$(199,680)	$13,106,608

Net earnings	---	---	1,376,363	---	---	---	1,376,363

Cash dividends of $.3875 per share	---	---	(389,668)	---	---	---	(389,668)

Common stock options exercised	---	(9,653)	---	---	58,581	---	48,928

Depreciation of securities available for sale, net of income tax	---	---	---	(7,008)	---	---	(7,008)

ESOP loan repayments	---	---	---	---	---	93,048	93,048

Fair value adjustment on ESOP shares committed for release	---	67,944	---	---	---	---	67,944

Purchase of 53,187 shares of treasury stock	---	---	---	---	(531,870)	---	(531,870)

Balance at September 30, 2000	16,493	8,190,682	11,863,034	(4,692)	(6,194,540)	(106,632)	13,764,345

Net earnings	---	---	1,128,053	---	---	---	1,128,053

Cash dividends of $.325 per share	---	---	(326,206)	---	---	---	(326,206)

Common stock options exercised	---	(19,445)	---	---	89,036	---	69,591

Appreciation of securities available for sale, net of income tax	---	---	---	14,120	---	---	14,120

ESOP loan repayments	---	---	---	---	---	15,233	15,233

Fair value adjustment on ESOP shares committed for release	---	3,837	---	---	---	---	3,837

Purchase of 51,802 shares of treasury stock	---	---	---	---	(673,426)	---	(673,426)

Balance at June 30, 2001	$16,493	$8,175,074	$12,664,881	$ 9,428	$(6,778,930)	$ (91,399)	$13,995,547

______________________

The accompanying notes are an integral part of these statements.

NEXT PAGE

PART I: FINANCIAL INFORMATION
FIRST INDEPENDENCE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2001	2000
Cash flows from operating activities
Net earnings	$ 1,128,053	$ 1,017,943
Adjustments to reconcile net earnings to net cash provided by operating activities
Provision for loan losses	132,000	63,000
Depreciation	106,968	93,392
Amortization of premiums and discounts on investments and mortgage-backed securities	17,779	33,323
Amortization of deferred loan origination fees	(184,501)	(167,747)
Amortization of expense related to employee benefit plans	19,070	119,897
Amortization of negative goodwill	(70,544)	(70,544)
Gain on sale of real estate acquired through foreclosure	(23,347)	(35,993)
Increase (decrease) in cash due to changes in
Accrued interest receivable	(139,832)	(178,399)
Other assets	5,213	28,027
Accrued expenses and other liabilities	(188,969)	23,227
Income taxes payable	(16,917)	5,425
Net cash provided by operating activities	784,973	931,551

Cash flows from investing activities
Proceeds from maturities and repayment of securities
Available for sale	1,000,000	---
Held to maturity	6,228,920	2,019,278
Purchase of securities
Held to maturity	(5,997,187)	---
Purchase of loans	(608,583)	---
Net increase in loans	(6,356,164)	(10,210,922)
Purchase of Federal Home Loan Bank stock	(310,000)	(398,400)
Capital expenditures	(180,806)	(200,542)
Proceeds from sale of real estate acquired through foreclosure	325,158	281,143
Net cash used in investing activities	(5,898,662)	(8,509,443)

Cash flows from financing activities
Net increase (decrease) in deposits	5,065,228	(1,205,534)
Net increase in advances from borrowers for taxes and insurance	(377,831)	(325,366)
Advances from Federal Home Loan Bank	23,200,000	43,300,000
Repayment of Federal Home Loan Bank advances	(21,700,000)	(34,000,000)
Cash dividends paid	(326,206)	(289,381)
Purchase of treasury stock	(673,426)	(531,870)
Stock options exercised	69,591	48,928
Net cash provided by financing activities	5,257,356	6,996,777
Net increase (decrease) in cash and cash equivalents	143,667	(581,115)
Cash and cash equivalents at beginning of period	1,921,042	1,439,995
Cash and cash equivalents at end of period	$ 2,064,709	$ 858,880

_________________
The accompanying notes are an integral part of these statements.

NEXT PAGE

FIRST INDEPENDENCE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)   Basis of Presentation

       The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-QSB and Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.

       In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial condition of First Independence Corporation as of June 30, 2001, and the results of operations and cash flows for all interim periods presented.

       Operating results for the nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001.

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

(3)   Regulatory Capital Requirements

       Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of 1989, as implemented by rules promulgated by the Office of Thrift Supervision, savings institutions must meet the following separate minimum capital-to-asset requirements. The following table summarizes, as of June 30, 2001, the capital requirements applicable to First Federal and its actual capital ratios. For purposes of calculating regulatory capital, adjustments required by Statement of Financial Accounting Standards No. 115 are not taken into account. As of June 30, 2001, First Federal exceeded all regulatory capital standards.

NEXT PAGE

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total risk-based capital	$14,491	19.00%	$6,101	>8.0%	$7,626	>10.0%
Tier 1 risk-based capital	13,703	17.97	3,050	>4.0	4,575	> 6.0
Tier 1 (core) capital	13,703	8.81	4,664	>3.0	7,773	> 5.0
Tangible capital	13,703	8.81	2,332	>1.5	---	---

(4)  Supplemental Disclosure of Cash Flow Information

	Nine Months ended June 30,
	2001	2000
Cash paid for:
Interest	$5,300,794	$4,725,632
Income taxes	611,177	590,801

Noncash investing and financing activities:
Transfer from loans to real estate acquired through foreclosure	282,515	748,569
Issuance of loans receivable in connection with the sale of real estate acquired through foreclosure	167,700	190,450

NEXT PAGE

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

NEXT PAGE

Financial Condition

       Total assets increased $6.2 million, or 4.12%, from $149.1 million at September 30, 2000 to $155.3 million at June 30, 2001. This increase consisted primarily of increases in net loans receivable of $6.9 million, Federal Home Loan Bank stock of $310,000 and cash and cash equivalents of $144,000. These increases in assets, along with decreases in advances from borrowers for taxes and insurance of $378,000 and accrued expenses and other of $252,000, were funded by increases in savings deposits of $5.1 million, advances from the Federal Home Loan Bank of Topeka of $1.5 million, the redeployment of funds received from repayments of mortgage-backed securities of $949,000 and investment securities maturing of $278,000.

       Loans receivable increased $6.9 million from $125.1 million at September 30, 2000, to $132.0 million at June 30, 2001. The increase was primarily due to a $4.9 million increase in construction loans originated at our loan production office in Lawrence, Kansas. These construction loans generally have terms of nine months or less and interest rates tied to the prime rate plus a margin. Construction loans reduce interest rate risk and improve earnings due to their shorter terms and higher rate when compared to permanent one- to four-family loans. However, construction loans also increase credit quality risk. To a lesser extent, the increase was due to a $2.0 million increase in loans originated in our market area consisting primarily of 15- and 30-year fixed-rate loans, mortgage loans with a fixed rate for the first five years of the loan term that automatically convert to one-year adjustable rate loans during the sixth year of the loan term and mortgage loans with a fixed rate for the first three years of the loan term that automatically convert to one-year adjustable rate loans during the fourth year of the loan term.

       Total deposits increased $5.1 million from $94.1 million at September 30, 2000, to $99.2 million at June 30, 2001. Deposits increased primarily due to public units depositing short-term funds into the "Platinum" money fund account and new accounts being opened at the Coffeyville, Kansas branch office. The "Platinum" money fund account offers tiered rates on a limited transaction account with the highest rate paid on balances of $50,000 and above. Management feels the "Platinum" money fund provides a lower risk, insured alternative for deposit customers considering higher risk investments in order to get higher yields than standard money market accounts.

       Advances from Federal Home Loan Bank increased $1.5 million from $39.1 million at September 30, 2000 to $40.6 million at June 30, 2001. Most of the advances obtained from the Federal Home Loan Bank of Topeka were used by the Company to fund loans originated at a positive spread over the term of the advances.

       Total stockholders' equity increased $232,000 from $13,764,000 at September 30, 2000 to $13,996,000 at June 30, 2001. The increase was primarily due to net earnings from operations of $1,128,000, common stock options exercised of $70,000, an increase in the unrealized gains on securities available for sale of $14,000, repayment of employee stock ownership debt of $15,000 and fair value adjustment of $4,000 on ESOP shares committed for release. These increases were partially offset by our use of $673,000 to repurchase 51,802 shares of common stock and by dividends of $326,000 paid to stockholders.

NEXT PAGE

Non-performing Assets

       The ratio of non-performing assets to total assets is one indicator of our exposure to credit risk. Non-performing assets consist of non-accruing loans, accruing loans delinquent 90 days or more, troubled debt restructurings, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. At June 30, 2001, non-performing assets were approximately $2,209,000, which represents an increase of $475,000, or 27.4%, as compared to September 30, 2000. The ratio of non-performing assets to total assets at June 30, 2001 was 1.42% compared to 1.16% at September 30, 2000. A summary of non-performing assets by category is set forth in the following table:

	June 30 2001	September 30, 2000
	(Dollars in Thousands)

Non-Accruing Loans	$1,318	$1,101
Accruing Loans Delinquent 90 Days or More	642	187
Trouble Debt Restructurings	13	23
Foreclosed Assets	236	423
Total Non-Performing Assets	$2,209	$1,734
Total Non-Performing Assets as a Percentage of Total Assets	1.42%	1.16%

       Included in non-accruing loans at June 30, 2001, were 19 loans totaling $603,000 secured by one- to four-family real estate, 7 construction loans totaling $601,000 secured by one- to four-family real estate and 19 consumer loans totaling $114,000. All non-accruing loans at June 30, 2001, were located in our primary market area. At June 30, 2001, accruing loans delinquent 90 days or more included 14 loans totaling $477,000 secured by one- to four-family real estate, 2 construction loans totaling $162,000 secured by one- to four-family real estate and 1 consumer loan totaling $3,000. At June 30, 2001, all of our accruing loans delinquent 90 days or more were secured by real estate located in our primary market area. At June 30, 2001, foreclosed assets consisted of 7 single family residences located in our primary market area. The properties have a carrying value of $236,000 and are currently offered for sale. The increase in non-performing assets was due to growth in our construction loan portfolio which tends to have a higher degree of risk than traditional one- to four-family lending.

       We have taken into account our non-performing assets and the composition of the loan portfolio in establishing the allowance for loan losses. The allowance for loan losses totaled $788,000 at June 30, 2001, which represented a $30,000 increase from the allowance for loan losses at September 30, 2000. The increase was primarily due to an addition of $132,000 to the allowance through the provision for loan losses. This increase was partially offset by charge-offs of $102,000 during the period. The ratio of the allowance for loan losses as a percent of total loans decreased from .61% at September 30, 2000 to .59% at June 30, 2001, primarily due to charge-offs and the increase in total loans receivable at June 30, 2001. The allowance for loan losses as a percent of non-performing loans decreased from 57.86% at September 30, 2000 to 39.94% at June 30, 2001, due to the higher than normal charge-offs during the period and the increase in non-performing loans at June 30, 2001.

NEXT PAGE

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

Results of Operations - Comparison of Three and Nine Months Ended June 30, 2001 and June 30, 2000

       General. Net earnings for the three months ended June 30, 2001 were $431,000 as compared to $371,000 for the three months ended June 30, 2000, an increase of $60,000, or 15.9%. The increase in net earnings was primarily due to increases in net interest income of $120,000 and non-interest income of $14,000. These increases to net earnings were partially offset by increases in non-interest expense of $36,000, the provision for loan losses of $21,000 and income tax expense of $18,000.

       Net earnings for the nine months ended June 30, 2001 were $1,128,000 as compared to $1,018,000 for the nine months ended June 30, 2000, an increase of $110,000, or 10.8%. The increase in net earnings was primarily due to an increase in net interest income of $269,000 and non-interest income of $13,000. These increases were partially offset by increases in non-interest expense of $91,000, the provision for loan losses of $69,000 and income tax expense of $12,000.

       Net Interest Income. Net interest income increased $120,000, or 10.3%, for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000. This increase was due primarily to an increase in interest income of $179,000, or 6.3%, offset partially by an increase in interest expense of $59,000 or 3.6%. Interest income increased primarily due to a $7.7 million increase in the average balance of interest-earning assets and, to a lesser extent, a 6 basis point increase in the average yield on interest-earning assets. Interest expense increased primarily due to a $7.1 million increase in the average balance of interest-bearing liabilities, offset partially by a 9 basis point decrease in the average rate paid on interest-bearing liabilities. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 109.44% for the three months ended June 30, 2000 to 109.42% for the three months ended June 30, 2001.

       Net interest income increased $268,000, or 7.8%, for the nine months ended June 30, 2001 as compared to the nine months ended June 30, 2000. This increase was due primarily to an increase in interest income of $731,000, or 8.9%, offset partially by an increase in interest expense of $463,000, or 9.6%. Interest income increased primarily due to a $7.7 million increase in the average balance of interest-earning assets and, to a lesser extent, a 25 basis point increase in the average yield on interest-earning assets. Interest expense increased primarily due to a $6.9 million increase in the average balance of interest-bearing liabilities and, to a lesser extent, a 20 basis point increase in the average rate paid on interest-bearing liabilities. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 109.43% for the nine months ended June 30, 2000 to 109.54% for the nine months ended June 30, 2001.

NEXT PAGE

       Interest Income. Interest income for the quarter ended June 30, 2001, increased to $3,005,000 from $2,826,000 for the quarter ended June 30, 2000. This increase was caused primarily by a $7.7 million increase in the average outstanding amount of interest-earning assets during the three months ended June 30, 2001, as compared to the three months ended June 30, 2000 due to increased loan originations in our local markets and our Lawrence, Kansas construction loan production office. Due to our recent decision to tighten loan underwriting standards on construction loans and to increase rates charged, we anticipate our volume of loan originations to be reduced in the near term. To a lesser extent, the increase was due to an increase in the average yield on interest-earning assets. The average yield on interest-earning assets increased by 6 basis points to 8.01% during the third quarter of fiscal 2001, from 7.95% during the third quarter of fiscal 2000. This increase was caused primarily by a change in the mix of interest-earning assets to a higher percentage of loans receivable due to an increase in the construction loan portfolio and decreases in the investment and mortgage-backed securities portfolios. These construction loans carry a higher rate of interest than other loans, therefore, the average yield on loans receivable increased from 8.18% during the three months ended June 30, 2000, to 8.32% during the three months ended June 30, 2001.

       Interest income for the nine months ended June 30, 2001, increased to $8,978,000 from $8,247,000 for the nine months ended June 30, 2000. This increase resulted primarily from a $7.7 million increase in the average outstanding amount of interest-earning assets during the nine months ended June 30, 2001, as compared to the nine months ended June 30, 2000. To a lesser extent, the increase was due to an increase in the average yield on interest-earning assets. The average yield on interest-earning assets increased by 25 basis points to 8.07% during the first nine months of fiscal 2001, from 7.82% during the first nine months of fiscal 2000. This increase was due to the same reasons as stated above.

       Interest Expense. Interest expense for the quarter ended June 30, 2001, increased by $59,000 to $1,721,000 as compared to $1,662,000 for the quarter ended June 30, 2000. This increase in interest expense was due primarily to a $7.1 million increase in the average outstanding amount of interest-bearing liabilities during the three months ended June 30, 2001, as compared to the three months ended June 30, 2000. The increase in interest expense was partially offset by a 9 basis point decrease in average interest rates paid on interest-bearing liabilities, caused by a decrease in market rates on savings deposits and Federal Home Loan Bank advances. The increase in interest-bearing liabilities was due primarily to $3.9 million increase in the average outstanding balance of deposits and, to a lesser extent, a $3.2 million increase in the average outstanding balance of advances obtained from the Federal Home Loan Bank of Topeka.

       Interest expense for the nine months ended June 30, 2001, increased by $463,000 to $5,271,000 as compared to $4,808,000 for the nine months ended June 30, 2000. This increase was primarily the result of a $6.9 million increase in the average outstanding amount of interest-bearing liabilities during the nine months ended June 30, 2001 as compared to the nine months ended June 30, 2000. To a lesser extent, the increase in interest expense was due to a 20 basis point increase in average interest rates paid on interest-bearing liabilities caused by a change in mix of interest-bearing liabilities to a higher percentage of Federal Home Loan Bank advances, which carry a higher average rate than savings deposits. The increase in interest-bearing liabilities was primarily due to a $5.9 million increase in the average outstanding balance of advances obtained from the Federal Home Loan Bank of Topeka.

NEXT PAGE

       Provision for Loan Losses. The provision for loan losses represents a charge to earnings to maintain the allowance for loan losses at a level we believe is adequate to absorb probable losses in the loan portfolio. The provision for loan losses amounted to $42,000 and $132,000 for the three and nine months ended June 30, 2001, respectively, as compared to $21,000 and $63,000 for the same respective periods in 2000. This increase in provision for loan losses was in recognition of the increased balance of construction loans in our loan portfolio and the increase in the balance of non-performing assets. We believe we use the best information available in providing for probable loan losses and we believe that the allowance is adequate at June 30, 2001. Future adjustments to the allowance could be necessary, however, and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

       Noninterest Income. Noninterest income increased $14,000 to $122,000 during the three months ended June 30, 2001 as compared to $108,000 for the three months ended June 30, 2000. The increase was primarily a result of increases in checking and deposit account fees and increased late charges and other fees associated with mortgage loans.

       Noninterest income increased $13,000 to $357,000 during the nine months ended June 30, 2001 as compared to $344,000 for the nine months ended June 30, 2000. The increase was primarily due to the same reasons as stated above. Recurring non-interest income generally consists of loan servicing fees as well as deposit and other types of fees.

       Noninterest Expense. Total noninterest expense increased by $36,000 for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000. The increase was due primarily to increases in other operating expense of $24,000, foreclosed assets, net expense of $13,000 and occupancy and equipment of $11,000. These increases were partially offset by a decrease in employee compensation and benefits of $14,000.

       Total noninterest expense increased to $2,210,000 for the nine months ended June 30, 2001 from $2,119,000 for the nine months ended June 30, 2000, an increase of $91,000, or 4.3%. The increase was primarily due to increases in other operating expense of $96,000, occupancy and equipment of $29,000 and employee compensation and benefits of $16,000. These increases were partially offset by decreases in foreclosed assets, net expense of $42,000 and data processing fees of $7,000. The increase in other operating expense was primarily due to a $48,000 increase in legal expense related to administrative, loan workout and foreclosure issues and an $11,000 increase in charitable contributions. The increase in compensation and benefits expense was the result of normal, annual cost of living increases in salaries and bonuses.

       Income Tax Expense. Income tax expense was $227,000 for the quarter ended June 30, 2001 compared to $209,000 for the quarter ended June 30, 2000, an increase of $18,000. Our effective tax rates were 34.5% and 36.0% for the three months ended June 30, 2001 and June 30, 2000, respectively. Rates were lower during the June 30, 2001 period due to a decrease in nondeductible compensation expense related to one ESOP loan being paid off.

NEXT PAGE

       Income tax expense was $594,000 for the nine months ended June 30, 2001 compared to $582,000 for the nine months ended June 30, 2000, an increase of $12,000. Our effective tax rates were 34.5% and 36.4% for the nine months ended June 30, 2001 and June 30, 2000, respectively. Rates were lower during the June 30, 2001 period due to the same reason as stated above.

       Liquidity and Capital Resources. Our primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank of Topeka advances and funds provided by operations. While scheduled loan and mortgage-backed security repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. Current Office of Thrift Supervision regulations require First Federal to maintain adequate cash and eligible investments in order to meet our liquidity needs deemed necessary to fund deposit withdrawals and other short-term funding needs. Management believes that we have and will continue to have adequate liquidity for the foreseeable future. As of June 30, 2001, First Federal's liquidity ratio was 5.95% as compared to 7.89% at September 30, 2000.

       We use our capital resources principally to meet our ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At June 30, 2001, we had outstanding commitments to extend credit which amounted to $3.1 million, including commitments on construction loans. We consider our liquidity and capital resources to be adequate to meet foreseeable short- and long-term needs. We expect to be able to fund or refinance, on a timely basis, our material commitments and long-term liabilities.

       Regulatory standards impose the following capital requirements on First Federal: a tangible capital ratio expressed as a percent of total adjusted assets, a leverage ratio of core capital to total adjusted assets, and a risk-based capital standard expressed as a percent of risk-adjusted assets. As of June 30, 2001, we exceeded all regulatory capital standards.

       At June 30, 2001, First Federal's tangible capital was $13.7 million, or 8.81% of adjusted total assets, which is in excess of the 1.5% requirement by $11.4 million. In addition, at June 30, 2001, we had core capital of $13.7 million, or 8.81% of adjusted total assets, which exceeds the 3% requirement by $9.0 million. Risk-based capital was $14.5 million at June 30, 2001, or 19.00% of risk-adjusted assets, which exceeds the 8.0% risk-based capital requirement by $8.4 million.

NEXT PAGE

Recent Accounting Pronouncements

       On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Earlier adoption of the SFAS is permitted, and First Independence Corporation has elected to adopt the provisions of SFAS 142 as of October 1, 2001. Major provisions of these Statements and their effective dates for First Independence Corporation are as follows:

  All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
  Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
  Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001 will not be amortized. Effective October 1, 2001 all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
  Effective October 1, 2001, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there in an impairment indicator.
  All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.
  Effective October 1, 2001, the amount of any unamortized deferred credit related to an excess of fair value of acquired net assets over cost (negative goodwill) arising from a business combination for which the acquisition date was before July 1, 2001 is written off and recognized as the effect of a change in accounting principle.

       First Independence Corporation recognized negative goodwill with its acquisition of The Neodesha Savings and Loan Association, FSA during 1999. The negative goodwill will continue to be amortized under the current method until October 1, 2001, at which time the remaining balance will be recorded in earnings and recognized as the effect of a change in accounting principle. Subsequent to that date, annual and quarterly amortization of negative goodwill of $94,058 and $23,515 will no longer be recognized. At June 30, 2001, net unamortized negative goodwill of $705,437 is included in other liabilities.

NEXT PAGE

       On July 2, 2001, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB 102 expresses the SEC's views on the development, documentation and application of a systematic methodology for determining the allowance for loan losses in accordance with accounting principles generally accepted in the United States of America. Due to the recent issuance of this SAB, management is not able to comment in the June 30, 2001 Form 10-Q regarding the effect of this SAB.

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

NEXT PAGE

SIGNATURES

       Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INDEPENDENCE CORPORATION Registrant
Date: August 10, 2001	/s/ Larry G. Spencer Larry G. Spencer President and Chief Executive Officer
Date: August 10, 2001	/s/ James B. Mitchell James B. Mitchell Vice President and Chief Financial Officer