Form 10KSB
period 2001-09-30
FIRST INDEPENDENCE CORP /DE/
filed 2001-12-27
CIK 908486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended September 30, 2001

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

Registrant's telephone number, including area code: (620) 331-1660

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

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

       State the issuer's revenues for its most recent fiscal year: $12,409,190.

       The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on The Nasdaq Stock Market as of December 3, 2001, was $9.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

       As of December 3, 2001, there were issued and outstanding 937,305 shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended September 30, 2001.

Part III of Form 10-KSB - Proxy Statement for 2002 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format: YES    . NO X .

NEXT PAGE

FORWARD-LOOKING STATEMENTS

       First Independence Corporation ("First Independence"), and its wholly-owned subsidiary, First Federal Savings and Loan Association of Independence ("First Federal"), may from time to time make written or oral "forward-looking statements," including statements contained in its filings with the Securities and Exchange Commission (the "SEC"). These forward-looking statements may be included in this Annual Report on Form 10-KSB and the exhibits attached to it, in First Independence's reports to stockholders and in other communications, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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
  inflation, interest rate, market and monetary fluctuations;
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
  the impact of technological changes;
  acquisitions;
  the availability of new construction lending opportunities in our market area;
  changes in consumer spending and saving habits; and
  our success at managing the risks involved in the foregoing.

       The list of important factors stated above is not exclusive. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of First Independence or First Federal.

NEXT PAGE

PART I

Item 1.  Description of Business

General

       First Independence is a Delaware corporation which was formed at the direction of First Federal in June 1993 for the purpose of becoming the savings and loan holding company of First Federal. First Independence owns all of the outstanding stock of First Federal issued on October 5, 1993 in connection with the completion of First Federal's conversion from the mutual to the stock form of organization. First Independence issued 727,375 shares of common stock at a price of $10.00 per share in the conversion. On January 6, 1999, The Neodesha Savings and Loan Association, FSA ("Neodesha Savings") combined with First Federal through the conversion of Neodesha Savings from a mutual savings and loan association to a stock savings and loan association and the simultaneous merger of Neodesha Savings into First Federal. All references to First Independence at or before October 5, 1993 refer to First Federal. References in this Form 10-KSB to "we," "us" and "our" refer to First Independence and/or First Federal as the context requires. First Independence's common stock is quoted on The Nasdaq SmallCap Market under the symbol "FFSL."

       At September 30, 2001, we had total assets of $152.7 million, and stockholders' equity of $14.2 million.

       First Federal is a federally chartered stock savings and loan association headquartered in Independence, Kansas. First Federal was originally organized in 1905 as a state-chartered savings and loan association and later converted to a federally chartered institution.

       First Federal has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. We attract deposits from the general public and use such deposits, together with borrowings and other funds, to originate one- to four-family residential mortgage loans. In addition, we originate residential construction loans at our loan production office in Lawrence, Kansas. To a much lesser extent, we also originate loans secured by non-residential real estate and consumer loans and a limited amount of loans secured by multi-family real estate. Subject to market conditions and loan demand in our market area, we expect to continue to originate the same types of loans we currently offer, which include a limited number of commercial and multi-family real estate loans secured by property located in our market area. We do not intend to originate or purchase interests in commercial or multi-family real estate loans secured by properties located outside of our market area.

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

NEXT PAGE

       Our executive offices are located at Myrtle and Sixth Streets in Independence, Kansas 67301 and our telephone number is (620) 331-1660.

Market Area

       Through our offices in Independence, Coffeyville and Neodesha, Kansas, we currently serve primarily Montgomery and Wilson Counties, Kansas and, to a lesser extent, the eastern part of Chautauqua County, Kansas. We also originate construction loans in Douglas County, Kansas through a loan production office in Lawrence, Kansas, which is the County Seat of Douglas County and the home of Kansas University. We compete in loan originations and in attracting deposits with approximately 21 financial institutions serving our primary market area. We estimate our share of the savings market in Montgomery and Wilson Counties to be approximately 14%.

       Independence, Kansas, located in southeastern Kansas, is approximately 110 miles from Wichita, Kansas. Independence is the County Seat of Montgomery County and the location of Independence Community College.

       Montgomery and Wilson Counties have a population of approximately 36,300 and 10,300, respectively. Although the economy of southeast Kansas is closely tied to the gas, oil and agricultural industries, Montgomery and Wilson Counties have attracted a variety of other industries. Major employers in our market area include Cessna Aircraft Company, a manufacturer of single engine airplanes, Dana Engine Controls, a manufacturer of electronic and electrical parts, Cobalt Boats, a manufacturer of boats and car hatch covers and Amazon.com, an online shopping site.

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

       Our primary focus in lending activities is on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. Recently, a significant portion of our lending has been in the form of construction loans. To a much lesser extent, we also originate loans secured by non-residential real estate and consumer loans and a limited amount of multi-family real estate loans. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities." At September 30, 2001, our net loan portfolio totaled $132.8 million.

       All loans must be reviewed by a committee comprised of the President and three other officers of First Federal. The loan committee has authority to approve loans secured by real estate to any one borrower of up to $500,000. The executive committee has authority to approve loans up to $750,000 which provide for a personal guarantee from the borrower. Loans in excess of this limit require approval of the First Federal Board of Directors. All loan approvals made by the loan committee are ratified by the First Federal Board of Directors.

       The aggregate amount of loans that First Federal is permitted to make under applicable federal regulations to any one borrower, including related entities, is generally equal to the greater of 15% of unimpaired capital and surplus or $500,000. At September 30, 2001, the maximum amount which First

NEXT PAGE

Federal could have lent to any one borrower and the borrower's related entities was approximately $2.1 million. See "Regulation - Federal Regulation of Savings Associations."

       Loan Portfolio Composition. The following information sets forth the composition of our loan portfolio in dollar amounts and in percentages (before deductions (or additions) for loans in process, deferred fees and discounts, and allowances for losses) as of the dates indicated.

	September 30,
	2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Real Estate Loans
One- to four-family	$ 93,534	64.71%	$ 90,928	66.90%	$ 84,053	67.55%
Multi-family	865	0.60	339	0.25	914	0.74
Non-residential	12,239	8.47	11,080	8.15	9,075	7.29
Construction	32,731	22.65	28,152	20.72	25,052	20.13
Total real estate loans	139,369	96.43	130,499	96.02	119,094	95.71

Consumer Loans
Deposit account	487	0.34	980	0.72	373	0.30
Automobile	2,541	1.75	2,578	1.90	2,867	2.31
Home equity	1,301	0.90	927	0.68	911	0.73
Home improvement	86	0.06	123	0.09	217	0.17
Other	749	0.52	806	0.59	968	0.78

Total consumer loans	5,164	3.57	5,414	3.98	5,336	4.29

Total Loans	144,533	100.00%	135,913	100.00%	124,430	100.00%

Less
Loans in process	10,614		9,665		10,429
Deferred fees and discounts	358		371		355
Allowance for losses	723		758		753
Total loans receivable, net	$132,838		$125,119		$112,893

NEXT PAGE

       The following table shows the composition of our loan portfolio by fixed- and adjustable-rate categories at the dates indicated.
	September 30,
	2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Fixed-Rate Loans
Real estate:
One- to four-family	$ 66,796	46.21%	$ 67,253	49.48%	$ 63,010	50.64%
Multi-family	803	0.56	---	---	566	0.45
Non-residential	9,076	6.28	8,019	5.90	6,576	5.29
Construction	32,731	22.65	28,152	20.72	25,052	20.13
Total fixed-rate real estate loans	109,406	75.70	103,424	76.10	95,204	76.51
Consumer	3,863	2.67	4,487	3.30	4,425	3.56
Total fixed-rate loans	113,269	78.37	107,911	79.40	99,629	80.07

Adjustable-Rate Loans
Real estate:
One- to four-family	26,738	18.50	23,675	17.42	21,043	16.91
Multi-family	62	0.04	339	0.25	348	0.28
Non-residential	3,163	2.19	3,061	2.25	2,499	2.01
Total adjustable-rate real estate loans	29,963	20.73	27,075	19.92	23,890	19.20
Consumer	1,301	0.90	927	0.68	911	0.73
Total adjustable-rate loans	31,264	21.63	28,002	20.60	24,801	19.93

Total Loans	144,533	100.00%	135,913	100.00%	124,430	100.00%

Less
Loans in process	10,614		9,665		10,429
Deferred fees and discounts	358		371		355
Allowance for losses	723		758		753

Total loans receivable, net	$132,838		$125,119		$112,893

NEXT PAGE

       The following schedule shows the scheduled contractual maturities of our loan portfolio at September 30, 2001. Mortgages which have adjustable or renegotiable interest rates are shown as repaying in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.
	Real Estate
	One- to Four-Family		Multi-family, and Non-Residential		Construction		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During Periods Ending September 31,
2002	$ 789	7.54%	$ 737	9.35%	$29,826	8.95%	$1,931	8.30%	$ 33,283	8.88%
2003	187	8.31	---	---	1,046	9.22	665	9.55	1,898	9.25
2004	216	7.85	8	8.62	---	---	831	10.19	1,055	9.70
2005 and 2006	1,065	7.87	378	8.74	---	---	1,398	9.23	2,841	8.65
2007 to 2011	9,752	7.66	1,661	8.24	---	---	339	8.69	11,752	7.77
2012 to 2026	41,302	7.64	10,109	8.20	1,734	6.82	---	---	53,145	7.72
2027 and following	40,223	7.39	211	7.87	125	7.25	---	---	40,559	7.39
Total	$93,534		$13,104		$32,731		$5,164		$144,533

       The total amount of loans due after September 30, 2002, which have predetermined interest rates is $81.4 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $29.9 million.

NEXT PAGE

       One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by our marketing efforts, through our present customers and walk-in customers, and referrals from real estate brokers and builders. We have focused our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in our market area. At September 30, 2001, our one- to four-family residential mortgage loans, totaled $93.5 million, or 64.71% of our loan portfolio.

       We currently make adjustable-rate, one- to four-family residential mortgage loans in amounts up to 97% of the appraised value, or selling price, of the security property, whichever is less. For loans with a loan-to-value ratio of 90% or greater, we require private mortgage insurance in order to reduce our exposure level to less than an 80% loan-to-value ratio. For loans with loan-to-value ratios of greater than 80% but less than 90%, we typically require private mortgage insurance to reduce our exposure. The determination as to whether to obtain such insurance is made on a case-by-case basis, based on a variety of factors including the borrower's payment history, the borrower's length of employment, the quality of the property, the term of the loan and the debt to income ratio of the borrower. At September 30, 2001, we had 832 loans totaling $53.8 million with a loan-to-value ratio of greater than 80%, but less than 90% and 477 loans totaling $26.1 million with a loan-to-value ratio of 90% or greater.

       We currently offer mortgage loans with a fixed rate for either the first five years or three years of the loan term that automatically convert to a one-year adjustable-rate mortgage loan during the year following the fixed term. Rates are determined in accordance with market and competitive factors for a term of up to 30 years. The interest rate charged on adjustable-rate mortgage loans currently originated by us is based upon the one year Constant Maturity Treasury Index. The adjustable-rate loans currently originated by us provide for a 2% annual cap and floor, and a 6% lifetime cap on the interest rate adjustment over the rate in effect on the date of origination. The actual interest rate on these adjustable-rate loans may not be reduced below 5% over the life of the loan. The annual and lifetime caps on interest rate increases reduce the extent to which these loans can help protect us against interest rate risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management and Market Risk" in our Annual Report to Stockholders for the year ended September 30, 2001, attached hereto as Exhibit 13 (the "Annual Report to Stockholders"). Approximately 23.6% of the loans secured by one- to four-family real estate originated by us during fiscal 2001 were originated with adjustable rates of interest. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities."

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

NEXT PAGE

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

       Approximately $1.9 million, or 1.98% of our one- to four-family residential mortgage loan portfolio, was purchased by us. These loans are primarily secured by property located in Texas and have been in our portfolio for several years. We have purchased only a limited amount of one- to four-family residential mortgage loans since 1989. The level of delinquencies in our portfolio of purchased loans secured by one- to four-family residential real estate is consistent with that of the loans originated and retained by us.

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

       Construction Lending. We also make construction loans to builders and individuals for the construction of residences. There were $32.7 million of construction loans outstanding at September 30, 2001.

       The majority of the construction loans were originated at the Lawrence, Kansas loan production office. This office is staffed with an originator and three processors, each of whom has substantial experience in construction lending. Construction loans are made to both builders and individuals and generally have terms of twelve months or less and interest rates tied to the prime rate plus a margin. Once the loan rate is determined, however, it remains fixed for the term of the loan. The borrower pays interest only during the construction period. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans, and are approved at our headquarters in Independence. The amount loaned to any one builder is subject to pre-approved guidelines with the maximum amount not to exceed our loans-to-one-borrower limit.

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

NEXT PAGE

       Our Lawrence loan production office also originates loans secured by manufactured homes. These loans generally have terms of twelve months or less and interest rates tied to the prime rate plus a margin. Once the loan rate is determined, however, it remains fixed for the term of the loan. The proceeds from these loans are used to fund the site preparation, purchase and improvements of the manufactured homes, during which time the borrower pays interest only. A take out by a third party lender that provides for the permanent financing is obtained prior to the closing of the construction loan. Once the project is complete, our construction loan is paid-off by the lender providing the permanent financing. At September 30, 2001, we had $8.1 million in loans secured by manufactured homes, representing 5.6% of our loan portfolio.

       During the construction phase a number of factors, such as a borrowers loss of employment, bankruptcy or divorce, could result in our construction loan take out being voided. If circumstances require us to place a manufactured construction loan in portfolio, we may be faced with a situation where the value of the property is insufficient to ensure full repayment of the loan. Because of these uncertainties, loans secured by manufactured homes increase credit quality risk, but also reduce interest rate risk and improve earnings due to their shorter terms and higher rate when compared to permanent one- to four-family loans.

       Non-Residential/Multi-Family Real Estate Lending. In order to enhance the yield on and decrease the average term to maturity of our assets, we have originated and purchased permanent loans and participation interests in loans originated by other lenders secured by non-residential and multi-family real estate. We also have a limited amount of loans secured by land. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management and Market Risk" in the Annual Report to Stockholders. At September 30, 2001, we had $13.1 million in non-residential/ multi-family real estate loans, representing 9.07% of our loan portfolio.

       Approximately 1.80% of the property securing our non-residential/multi-family (including land) real estate loan portfolio is located outside our primary market area. Many of the properties securing these purchased loans or participations are located in Texas and neighboring states. Some of these areas have experienced adverse economic conditions including a general softening in real estate markets and the local economy, which may result in increased loan delinquencies and loan losses. However, most of our non-residential/multi-family real estate loan portfolio is seasoned and, during the past five years, we have had no significant purchases or participations in such loans.

       The table below sets forth, by type of security property, our non-residential/multi-family real estate loans at September 30, 2001.

	Number of Loans	Outstanding Principal Balance	Amount Non-Performing or of Concern
	(Dollars in Thousands)

Multi-family	5	$ 865	$---
Small business facilities and office buildings	58	4,363	---
Health care facility	10	3,273	---
Churches	1	15	---
Warehouse/mini-storage	1	87	---
Hotel/motel	4	1,054	---
Land	69	3,447	---

Total multi-family residential and non-residential real estate loans	148	$13,104	$---

NEXT PAGE

       Permanent non-residential and multi-family real estate loans originated by us generally have terms ranging from 5 to 20 years and up to a 30-year amortization schedule. Rates on permanent loans either (i) adjust (subject, in some cases, to specified interest rate caps) at one year intervals to specified spreads over an index, (ii) float (subject, in some cases, to specified interest rate caps) with changes in a specified prime rate or (iii) carry fixed rates. Under our current loan policy, multi-family/non-residential real estate loans (other than loans to facilitate and land) are written in amounts of up to 80% of the appraised value of the properties.

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

       At September 30, 2001, we had no non-residential/multi-family real estate loans to one borrower, or group of borrowers, which had an existing carrying value in excess of $500,000, except for the loans to four unrelated borrowers or groups of borrowers described below. The first borrower had four loans on non-residential properties with aggregate borrowings totaling $1,848,000. The first loan is secured by a residential care facility located in Caney, Kansas and had an outstanding balance at September 30, 2001 of $738,000. The second loan is secured by a nursing home located in Caney, Kansas and had an outstanding balance at September 30, 2001 of $700,000. The third and fourth loans are secured by residential care facilities located in Chanute, Kansas and had an outstanding balance at September 30, 2001 of $235,000 and $175,000, respectively. The other loans in excess of $500,000 at September 30, 2001, included a loan with an outstanding balance of $1,099,000 secured by a nursing home located in Independence, Kansas, a loan with an outstanding balance of $954,000 secured by a hotel located in Independence, Kansas and a loan with an outstanding balance of $676,000 secured by apartments located in Independence, Kansas. All of these loans were current at September 30, 2001. See "Regulation - Federal Regulation of Savings Associations."

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

NEXT PAGE

       Consumer Lending. Consumer loans generally have shorter terms to maturity (thus reducing our exposure to changes in interest rates) and carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, we believe that the offering of consumer loan products helps to expand and create stronger ties to our existing customer base, by increasing the number of customer relationships and providing cross-marketing opportunities. At September 30, 2001, our consumer loan portfolio totaled $5.2 million and was 3.57% of our total loan portfolio. Under applicable federal law, First Federal is authorized to invest up to 35% of our assets in consumer loans.

       First Federal offers a variety of secured consumer loans, including home equity loans, home improvement loans, auto loans, and loans secured by savings deposits and other consumer collateral. We also offer a limited amount of unsecured loans. We currently originate all of our consumer loans in our market area. Our home equity and home improvement loans comprised approximately 26.9% of our total consumer loan portfolio at September 30, 2001. These loans are generally originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the appraised value of the property securing the loan. The term to maturity on such loans may be up to seven years. Other consumer loan terms vary according to the type of collateral, length of contract and credit worthiness of the borrower. Our consumer loans generally have a fixed rate of interest, except for the home equity lines of credit which adjust based upon changes in the prime rate.

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

       Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as checking account overdraft privilege loans, or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in our consumer loan portfolio has generally been low (at September 30, 2001, $117,000, or approximately 2.27% of the consumer loan portfolio, was 60 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

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

NEXT PAGE

origination expenses while generally providing us with a higher yield than was available on mortgage-backed securities.

       We have underwritten our loan purchases using the same criteria we use in originating loans. Servicing of purchased loans is generally performed by the seller. At September 30, 2001, approximately $2.3 million of First Federal's loan portfolio was serviced by others. During the year ended September 30, 2001, we purchased loans totaling $615,000 secured by one- to four-family real estate. These loans are secured by property located within our market area and were acquired with interest rates which exceeded the then available rate on mortgage-backed securities.

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

       We had $560,000 in loans serviced for others as of September 30, 2001.

       The following table shows our loan originations, purchases, sales and repayment activities for the periods indicated.

	Year Ended September 30,
	2001	2000	1999
	(Dollars in Thousands)
Originations by type
Adjustable-rate:
Real estate - one- to four-family	$ 4,411	$ 8,055	$ 8,099
- non-residential	725	25	649
Consumer - home equity	231	192	84
Total adjustable-rate	5,367	8,272	8,832
Fixed-rate:
Real estate - one- to four-family	14,313	12,056	12,820
- non-residential	1,753	876	1,235
Construction	32,802	37,245	33,319
Consumer - non-residential	4,431	3,960	3,380
Total fixed-rate	53,299	54,137	50,754
Total loans originated	58,666	62,409	59,586

Purchases
Real estate - one- to four-family	615	---	---
- non-residential	---	1,242	---
Total purchased	615	1,242	---
Sales and Repayments
Mortgage-backed securities	1,440	2,118	6,248
Principal repayments(1)	50,661	52,167	45,303
Total reductions	52,101	54,285	51,551
Loans transferred from Neodesha	---	---	9,032
Increase (decrease) in other items, net(2)	(926)	695	(4,220)
Net increase	$6,254	$10,061	$12,847

(1)   Includes transfers to real estate acquired through foreclosure.
(2)   Consists of loans in process, net deferred origination costs, unamortized discounts and allowance for loan losses.

NEXT PAGE

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

       Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. See Note A of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders. Upon acquisition, revenues and expenses from operations and changes in the valuation allowance are included in foreclosed assets expense. However, costs relating to the development and improvement of the property are capitalized to the extent of net realizable value.

       Delinquent Loans. The following table sets forth information concerning delinquent loans at September 30, 2001, in dollar amounts and as a percentage of our loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

	Loans Delinquent for:
	60-90 Days			Over 90 Days			Total Loans Delinquent 60 Days or More
	Number	Amount	Percent of Total Loan Portfolio	Number	Amount	Percent of Total Loan Portfolio	Number	Amount	Percent of Total Loan Portfolio
	(Dollars in Thousands)
Real Estate:
One- to four-family	8	$209	0.14%	37	$1,629	1.13%	45	$1,838	1.27%
Non-residential	---	---	---	---	---	---	---	---	---
Construction	1	155	0.11	5	397	0.27	6	552	0.38
Consumer	9	35	0.02	12	82	0.06	21	117	0.08

Total	18	$399	0.27%	54	$2,108	1.46%	72	$2,507	1.73%

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

NEXT PAGE

included in the following table. Real estate acquired through foreclosure includes assets acquired in settlement of loans and reflects the lower of cost or fair value less selling expense.
	Year Ended September 30,
	2001	2000	1999
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family	$1,022	$ 587	$ 849
Non-residential real estate	---	50	---
Construction	670	408	330
Consumer	103	56	132
Total non-accruing loans	1,795	1,101	1,311

Accruing loans delinquent 90 days or more:
One- to four-family	607	169	875
Non-residential real estate	---	18	---
Construction	---	---	239
Consumer	---	---	4
Total accruing loans delinquent 90 days or more	607	187	1,118

Troubled debt restructurings:
Consumer	---	23	---
Total non-performing loans	2,402	1,311	2,429
Real estate acquired through foreclosure:
One- to four-family	356	423	110

Total non-performing assets	$2,758	$1,734	$2,539
Total as a percentage of total assets	1.81%	1.16%	1.84%

       For the year ended September 30, 2001, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $95,000. The amount included in interest income on such loans was $44,000 for the year ended September 30, 2001.

       Included in non-accruing loans at September 30, 2001, were seven construction loans totaling $670,000 secured by one- to four-family real estate, 21 loans totaling $1,022,000 secured by one- to four-family real estate, and 13 consumer loans totaling $103,000. All non-accruing loans at September 30, 2001, were located in our primary market area except for one loan totaling $310,000 secured by a single family residence located in Texas. At September 30, 2001, accruing loans delinquent 90 days or more included 16 loans totaling $607,000 secured by one- to four-family real estate. All of our accruing loans delinquent 90 days or more were secured by real estate located in our primary market area except for three loans totaling $60,000 secured by single family residences located in Wichita, Kansas and the surrounding area. All of the non-performing construction loans were originated at our loan production office in Lawrence, Kansas. In an effort to reduce non-performing loans in the future, since the second quarter of fiscal 2001, management has tightened its underwriting criteria for construction loans on manufactured homes.

       Real Estate Acquired Through Foreclosure. At September 30, 2001, our real estate acquired through foreclosure consisted of seven single family residences located in our market area. The properties have a carrying value of $356,000 and are currently held for sale.

NEXT PAGE

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

       In connection with the filing of our periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. We had classified assets, all of which at September 30, 2001 are included in the table of non-performing assets on the previous page, as follows:

	September 30,
	2001	2000	1999
	(Dollars in Thousands)

Substandard	$2,758	$1,640	$2,274
Doubtful	---	71	---
Loss	---	---	15
Pass	---	---	250

Total classified assets	$2,758	$1,711	$2,539

       Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on our evaluation of the probable losses in our loan portfolio and changes in the nature and volume of our loan activity. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan allowance. Although we believe we use the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations. At September 30, 2001, we had an allowance for loan losses of $723,000.

NEXT PAGE

       The following table sets forth an analysis of our allowance for loan losses at the dates indicated.

	Year Ended September 30,
	2001	2000	1999
	(Dollars in Thousands)

Balance at beginning of fiscal year	$758	$753	$656

Provision	177	99	66
Transfer from Neodesha Savings merger/conversion	---	---	84
Charge-offs:
One- to four-family	176	78	7
Consumer Loans	36	16	46

Net charge-offs	212	94	53
Balance at end of fiscal year	$723	$758	$753

Ratio of net charge-offs during the fiscal year to total loans at end of fiscal year	0.16%	0.08%	0.05%

Allowance for loan losses to total loans at end of fiscal year	0.54%	0.61%	0.67%

Allowance for loan losses to non-performing loans at end of fiscal year	30.09%	57.86%	30.99%

       The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:

	September 30,
	2001		2000		1999
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Real Estate
One- to four-family	$283	64.71%	$353	66.90%	$315	67.55%
Multi-family	---	0.60	---	0.25	---	0.74
Non-residential	98	8.47	103	8.15	92	7.29
Construction	309	22.65	275	20.72	305	20.13
Consumer	33	3.57	27	3.98	41	4.29
Total	$723	100.00%	$758	100.00%	$753	100.00%

Investment Activities

       General. First Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity

NEXT PAGE

is maintained. At September 30, 2001, our liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 1.96%. If liquidity is required beyond what we are able to generate internally, we also have additional borrowing capacity with the FHLB of Topeka of approximately $28.1 million at September 30, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report to Stockholders.

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

       Investment Securities. At September 30, 2001, investment securities totaled $5.2 million, or 3.4% of total assets. As of that date, we also had a $2.3 million investment in FHLB stock, satisfying our requirement for membership in the FHLB of Topeka. It is our general policy to purchase investment securities which are U.S. Government securities or federal agency obligations or other issues that are rated investment grade or have credit enhancements. At September 30, 2001, the average term to maturity or repricing of the investment portfolio was 3.5 years.

       The following table sets forth the composition of our securities portfolio at the dates indicated.

	September 30,
	2001		2000		1999
	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
	(Dollars in Thousands)
Securities held to maturity:
Federal agency obligations	$3,998	76.75%	$6,100	71.86%	$6,200	68.85%
U.S. Government Securities	---	---	200	2.36	200	2.22
Municipal Securities	197	3.78	196	2.31	605	6.72
Total Securities held to maturity	4,195	80.53	6,496	76.53	7,005	77.79

Securities available for sale:
Federal agency obligations	1,014	19.47	1,992	23.47	2,000	22.21
Total securities	$5,209	100.00%	$8,488	100.00%	$9,005	100.00%

Average remaining life or term to repricing of securities	4.77 yrs.		3.16 yrs.		3.96 yrs.

Other Interest-Earning Assets:
Short-term money market investments	$1,905	100.00%	$1,471	100.00%	$ 375	100.00%

Average remaining life or term to repricing of securities and other interest-earning assets	3.50 yrs.		2.69 yrs.		3.80 yrs.

NEXT PAGE

       The composition and maturities of the securities portfolio are indicated in the following table.

	September 30, 2001
	Less Than 1 Year	1 to 2 Years	5 to 10 Years	Total Investment Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value
	(Dollars in Thousands)
Held to Maturity:
Municipal securities	$ ---	$ ---	$ 197	$ 197	$ 203
Federal agency obligations	---	1,000	2,998	3,998	4,036
Total investment securities	$ ---	$1,000	$3,195	$4,195	$4,239
Weighted average yield	---%	5.55%	6.11%	5.98%

Available for Sale:
Federal agency obligations	$1,000	$ ---	$ ---	$1,000	$1,014
Weighted average yield	6.42%	---%	---%	6.42%

       Our securities portfolio at September 30, 2001, did not contain securities of any issuer with an aggregate book value in excess of 10% of our stockholders' equity, excluding securities issued by the United States Government, or its agencies.

       Our securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors. Investments may be made by First Federal officers within specified limits and must be approved in advance by the Board of Directors for transactions over certain limits. At September 30, 2001, we held no investments for trading purposes, but did hold securities as available for sale with an amortized cost and market value of $1.0 million and $1.01 million, respectively.

       Mortgage-Backed Securities. We have a portfolio of mortgage-backed securities and have utilized such investments to complement our mortgage lending activities. At September 30, 2001, our mortgage-backed securities totaled $7.3 million. For information regarding the carrying and fair values of our mortgage-backed securities portfolio, see Note C of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders.

       At September 30, 2001, $5.5 million, or 76.2%, of First Federal's mortgage-backed securities carried adjustable-rates of interest. Under the OTS's risk-based capital requirements, Ginnie Mae mortgage-backed securities have a zero percent risk weighting and Fannie Mae, Freddie Mac and AA-rated mortgage-backed securities have a 20% risk weighting, in contrast to the 50% risk weighting carried by one- to four-family performing residential mortgage loans.

NEXT PAGE

       The following table sets forth the contractual maturities of the mortgage-backed securities at September 30, 2001.

	Due in
	6 months or Less	6 months to 1 Year	1 to 3 Years	3 to 5 Years	5 to 10 Years	10 to 20 Years	Over 20 Years	Book Value
	(Dollars in Thousands)
Held to Maturity
Adjustable-Rate Mortgage-Backed Securities:
Freddie Mac	$ ---	$ ---	$ ---	$ ---	$ ---	$ 212	$1,990	$2,202
Fannie Mae	---	---	---	---	---	935	2,410	3,345
Total adjustable-rate	---	---	---	---	---	1,147	4,400	5,547

Fixed-Rate Mortgage-Backed Securities:
Freddie Mac	---	---	---	118	826	211	---	1,155
Fannie Mae	---	---	---	---	519	32	---	551
Ginnie Mae	---	---	---	---	---	28	---	28
Total fixed-rate	---	---	---	118	1,345	271	---	1,734
Total mortgage-backed securities held to maturity	$ ---	$ ---	$ ---	$118	$1,345	$1,418	$4,440	$7,281

Sources of Funds

       General. Our primary sources of funds are deposits, amortization and repayment of loan principal (including mortgage-backed securities), sales or maturities of investment securities, mortgage-backed securities and short-term investments, borrowings, and funds provided from operations.

       Borrowings may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and have been used in the past on a longer-term basis to support lending activities. We had $33.0 million in FHLB advances outstanding at September 30, 2001.

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

NEXT PAGE

       The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered for the dates indicated and the rates offered. See Note H of the Notes to the Consolidated Financial Statements in the Annual Report to Stockholders for weighted average nominal rates.

	September 30,
	2001		2000		1999
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transactions and Savings Deposits:
Passbook Demand (2.50-2.85%)	$ 5,109	4.93%	$ 4,527	4.80%	$ 4,583	4.79%
NOW Accounts (1.25-2.25%)	8,545	8.24	7,182	7.62	6,503	6.81
Money Market Accounts (2.00-5.25%)	26,464	25.53	24,729	26.24	26,541	27.78

Total Transactions and Savings Deposits	40,118	38.70	36,438	38.66	37,627	39.38

Certificates:
0.00 - 3.99%	1,262	1.22	---	---	212	0.22
4.00 - 4.99%	12,537	12.09	2,519	2.67	15,802	16.54
5.00 - 5.99%	31,982	30.85	44,596	47.32	36,768	38.49
6.00 - 6.99%	17,670	17.05	10,575	11.22	5,030	5.27
7.00% and over	---	---	---	---	14	0.01

Total Certificates	63,451	61.21	57,690	61.21	57,826	60.53
Accrued Interest	98	0.09	118	0.13	86	0.09
Total Deposits	$103,667	100.00%	$94,246	100.00%	$95,539	100.00%

       The following table sets forth our savings flows during the periods indicated. Net increase refers to the amount of deposits during a period less the amount of withdrawals during the period.

	Year Ended September 30,
	2001	2000	1999
	(Dollars in Thousands)

Opening balance	$ 94,128	$ 95,453	$ 80,573
Neodesha Savings acquisition	---	---	12,671
Deposits	169,374	145,613	131,061
Withdrawals	(163,724)	(150,535)	(132,286)
Interest credited	3,791	3,597	3,434
Ending balance	$ 103,569	$ 94,128	$ 95,453

Net increase (decrease)	$ 9,441	$ (1,325)	$ 14,880

Percent increase (decrease)	10.03%	(1.39)%	18.47%

NEXT PAGE

       The following table shows rate and maturity information for our certificates of deposit as of September 30, 2001.

	3.00- 3.99%	4.00- 4.99%	5.00- 5.99%	6.00- 6.99%	Total	Percent of Total

Certificate accounts maturing in quarter ending:
December 31, 2001	$ 311	$ 576	$ 6,647	$ 3,194	$10,728	16.91%
March 31, 2002	839	748	7,874	3,891	13,352	21.04
June 30, 2002	---	2,667	2,162	2,269	7,098	11.19
September 30, 2002	103	1,746	3,772	5,142	10,763	16.96
December 31, 2002	9	1,461	4,338	1	5,809	9.15
March 31, 2003	---	4,007	560	---	4,567	7.20
June 30, 2003	---	---	856	---	856	1.35
September 30, 2003	---	---	890	120	1,010	1.59
December 31, 2003	---	346	735	426	1,507	2.38
March 31, 2004	---	917	571	---	1,488	2.35
June 30, 2004	---	---	387	13	400	0.63
September 30, 2004	---	---	676	99	775	1.22
December 31, 2004	---	---	416	4	420	0.66
Thereafter	---	69	2,098	2,511	4,678	7.37

TOTAL	$1,262	$12,537	$31,982	$17,670	$63,451	100.00%

Percent of Total	1.99%	19.76%	50.40%	27.85%

       The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of September 30, 2001.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in Thousands)

Certificates of deposit less than $100,000	$ 9,819	$11,315	$15,212	$19,488	$55,834
Certificates of deposit of $100,000 or more	609	1,237	2,649	2,022	6,517
Public funds(1)	300	800	---	---	1,100
Total certificates of deposit	$10,728	$13,352	$17,861	$21,510	$63,451

(1)Deposits from governmental and other public entities.

       Borrowings. Although deposits are our primary source of funds, our policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return. In addition, we have relied upon borrowings for short-term liquidity needs.

       We may obtain advances from the FHLB of Topeka upon the security of our capital stock in the FHLB of Topeka and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At September 30, 2001, we had $33.0 million in FHLB advances outstanding.

NEXT PAGE

       The following table sets forth the maximum month-end balance and average balance of our FHLB advances and other borrowings at and for the dates indicated.

	At and For the Year Ended September 30,
	2001	2000	1999
	(Dollars in Thousands)

Maximum Balance:
FHLB advances	$42,000	$39,100	$33,400

Average Balance:
FHLB advances	$38,583	$34,975	$29,217

       The following table sets forth certain information as to our FHLB advances at the dates indicated.

	September 30,
	2001	2000	1999
	(Dollars in Thousands)

FHLB advances	$33,000	$39,100	$27,500

Weighted average interest rate of FHLB advances	5.635%	6.123%	5.474%

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

       Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of First Federal was as of September 30, 2001. When these examinations are conducted by the OTS and the FDIC, the examiners may require First Federal to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. First Federal's OTS assessment for the fiscal year ended September 30, 2001 was $41,000.

       The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including First Federal and First Independence. This enforcement authority includes, among

NEXT PAGE

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

       First Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 2001, First Federal's lending limit under this restriction was $2.1 million. First Federal is in compliance with the loans-to-one-borrower limitation.

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

NEXT PAGE

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

       The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At September 30, 2001, First Federal did not have any intangible assets.

       At September 30, 2001, First Federal had tangible capital of $14.1 million, or 9.25% of adjusted total assets, which is approximately $11.8 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

       The capital standards also require core capital equal to at least 4% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. As a result of the prompt corrective action provisions discussed below, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition allows it to maintain a 3% ratio. At September 30, 2001, First Federal had no intangible assets which were subject to these tests.

       At September 30, 2001, First Federal had core capital equal to $14.1 million, or 9.25% of adjusted total assets, which is $8.0 million above the minimum leverage ratio requirement of 4% as in effect on that date.

       The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 2001, First Federal had $723,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

       Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. First Federal had no exclusions from capital and assets at September 30, 2001.

NEXT PAGE

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

       On September 30, 2001, First Federal had total capital of $14.8 million (including $14.1 million in core capital and $723,000 in qualifying supplementary capital) and risk-weighted assets of $76.7 million, or total capital of 19.36% of risk-weighted assets. This amount was $8.7 million above the 8% requirement in effect on that date.

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

       Liquidity. All savings associations, including First Federal, are required to maintain a sufficient level of liquid assets to ensure their safe and sound operation. For a discussion of what First Federal includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report to Stockholders.

        Qualified Thrift Lender Test. All savings associations, including First Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 2001, First Federal met the test and has always met the test since its effectiveness.

NEXT PAGE

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

       Transactions with Affiliates. Generally, transactions between a savings association or its subsidi-aries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of First Federal include First Independence and any company which is under common control with First Federal. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

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

NEXT PAGE

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

       Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 2001, First Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

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

NEXT PAGE

       As a member, First Federal is required to purchase and maintain stock in the FHLB of Topeka. At September 30, 2001, First Federal had $2.3 million in FHLB stock, which was in compliance with this requirement. In past years, First Federal has received substantial dividends on its FHLB stock. Over the past five fiscal years these dividends have averaged 7.36% and were 7.59% for fiscal 2001.

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

       For the fiscal year ended September 30, 2001, dividends paid by the FHLB of Topeka to First Federal totaled $166,032, which constitutes a $31,690 increase over the amount of dividends received in fiscal year 2000.

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

       A portion of First Federal's reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 2001, the portion of First Federal's reserves subject to this treatment for tax purposes totaled approximately $2.8 million.

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

       For additional information regarding federal income taxation, see Note K of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders.

       Kansas Taxation. First Independence and First Federal file separate Kansas income and Kansas privilege tax returns, respectively, on a fiscal year basis using the accrual method of accounting.

       Kansas law permits savings and loan associations to deduct from net income, a reserve established for the sole purpose of meeting or absorbing losses, in the amount of five percent of such net income

NEXT PAGE

determined without the benefit of such deduction, or, in the alternative, a reasonable addition to a reserve for losses based on past experiences. The Kansas privilege tax is computed on the basis of 2.25% of taxable income, plus an additional 2.25% of taxable income in excess of $25,000.

       We have not been audited by the Kansas Department of Revenue for the last ten years and have Kansas privilege tax returns which are open and subject to audit for the years 1998 through 2000. In our opinion, any examination of such open returns would not result in a deficiency which could have a material adverse effect on our financial condition.

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

       We attract all of our deposits, primarily from Montgomery and Wilson Counties where our offices are located; therefore, competition for those deposits is principally from commercial banks and credit unions located in the same communities. We compete for these deposits by offering a variety of deposit accounts at competitive rates and convenient business hours. We estimate our share of the savings market in our primary market area to be approximately 14%.

Executive Officers of First Independence

       The following table sets forth certain information with respect to each of the executive officers of First Independence.

NAME	AGE(1)	POSITION(S) HELD
Larry G. Spencer	53	President, Chief Executive Officer and Director
Gary L. Overfield	49	Senior Vice President and Secretary
James B. Mitchell	46	Vice President and Chief Financial Officer
________________
(1) At September 30, 2001.

Executive Officers of First Federal

       The following table sets forth certain information with respect to each of the executive officers of First Federal.

NAME	AGE(1)	POSITION(S) HELD
Larry G. Spencer	53	President, Chief Executive Officer and Director
Gary L. Overfield	49	Senior Vice President, Secretary and Chief Loan Officer
Jim L. Clubine	48	Vice President and Asset Manager
James B. Mitchell	46	Vice President and Chief Financial Officer
________________
(1) At September 30, 2001.

NEXT PAGE

       Larry G. Spencer. Mr. Spencer is President and Chief Executive Officer of First Independence and First Federal. Mr. Spencer has been employed by First Federal since 1974 and has held a variety of positions including Executive Vice President. Mr. Spencer was promoted to President and Chief Executive Officer of First Federal in 1990 and has been the President and Chief Executive Officer of First Independence since inception. Mr. Spencer received a degree in Business Administration from Pittsburg State University and served in the U.S. Army for three years. He has served on the boards of the Chamber of Commerce, Main Street, the Independence Community College Endowment Association, Community Chest and Junior Achievement. He is presently a member of the board of Heartland Community Bankers, USD #446 Endowment Association, Kansas Food Bank, and Independence Industries. He is also a member of the Rotary Club.

       Gary L. Overfield. Mr. Overfield is Senior Vice President and Secretary of First Independence, positions he has held since inception, and Senior Vice President, Secretary and Chief Loan Officer of First Federal, positions he has held since 1990. Mr. Overfield has been employed by First Federal since 1976 and has held a variety of positions including Vice President and Loan Officer from 1985 to 1990. Mr. Overfield is a graduate of Pittsburg State University. He is currently licensed by the State of Kansas as a Life and Accident and Health Insurance agent. He was a member of the Board of Directors and previous Secretary of the Independence Rotary Club, a youth coach for the Independence Recreation Commission, previous Treasurer for the local chapter of Duck's Unlimited, and previous Director and Treasurer for the Independence Chamber of Commerce.

       Jim L. Clubine. Mr. Clubine is Vice President and Asset Manager of First Federal, positions he has held since 1990. Prior to joining First Federal, he was employed as Branch Manager by MidAmerica Federal of Parsons, Kansas from 1979 to 1990. Mr. Clubine is a member of Independence Chamber of Commerce (Ambassador Club), Airport Advisory Board, Neewolah Board of Directors and Carnival Chairman, and a member of the Rotary Club. He was a previous member of the Mercy Hospital Foundation Fund Raising Committee, Eisenhower Site Council team, Chairman of the March of Dimes and former board member for Chamber of Commerce, Community Chest and Junior Achievement. Mr. Clubine is a graduate of Kansas State University.

       James B. Mitchell. Mr. Mitchell is Vice President and Chief Financial Officer of First Independence, positions he has held since inception, and also of First Federal, positions he has held since March 1992. Prior to joining First Federal, he was employed by Eureka Savings Bank, Eureka, Kansas, in the capacity of Strategic Asset Manager from 1988 to 1991 and Chief Financial Officer from 1991 to 1992. From 1976 to 1988, Mr. Mitchell was Chief Financial Officer for Peoples Savings and Loan, Parsons, Kansas. He is presently a member of the board of Junior Achievement. Mr. Mitchell has an accounting degree from Pittsburg State University.

Employees

       At September 30, 2001, we had a total of 36 employees. Our employees are not represented by any collective bargaining group. We consider our employee relations to be good.

Item 2.  Description of Property

       First Independence owns its offices located at Myrtle and Sixth in Independence, Kansas, McArthur and Eleventh in Coffeyville, Kansas and Eight and Main in Neodesha, Kansas. The total net book value of First Independence's premises and equipment at September 30, 2001, was $1,472,000.

NEXT PAGE

       First Federal established a loan production office in Lawrence, Kansas effective October 15, 1997. The office primarily originates construction loans in Lawrence and the surrounding area. Loan approvals are made at the main office with disbursements and collections handled at the loan production office.

       We maintain depositor and borrower customer files on an on-line basis with the FiServ Data Processing System, Milwaukee, Wisconsin. The net book value of the data processing and computer equipment utilized by us at September 30, 2001, was approximately $151,000.

Item 3.  Legal Proceedings

        From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We were not involved in any legal proceedings of a material nature at September 30, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders

       No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2001.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

       Page 38 of the 2001 Annual Report to Stockholders is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation

       Pages 4 through 12 of the 2001 Annual Report to Stockholders are incorporated herein by reference.

NEXT PAGE

Item 7.  Financial Statements

       The following information appearing in the 2001 Annual Report to Stockholders is incorporated herein by reference.

Annual Report Section	Pages in Annual Report

Report of Independent Certified Public Accountants	13
Consolidated Balance Sheets (September 30, 2001 and 2000)	14-15
Consolidated Statements of Earnings (For the Years Ended September 30, 2001 and 2000)	16
Consolidated Statements of Comprehensive Income (For the Years Ended September 30, 2001 and 2000)	17
Consolidated Statements of Stockholders' Equity (For the Years Ended September 30, 2001 and 2000)	18
Consolidated Statements of Cash Flows (For the Years Ended September 30, 2001 and 2000)	19-20
Notes to Consolidated Financial Statements	21

       With the exception of the aforementioned information in Part II of this Form 10-KSB, the 2001 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8.  Changes In and Disagreements With Accountants on Accounting and
               Financial Disclosure

       There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

NEXT PAGE

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act

Directors

       Information concerning our directors is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

       Information concerning our executive officers contained in Part I of this Form 10-KSB is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

       Section 16(a) of the Securities Exchange Act of 1934, as amended, requires First Independence's directors and executive officers, and persons who own more than 10% of First Independence's equity securities to report their initial ownership of First Independence's common stock and other equity securities, and any subsequent changes in that ownership to the Securities and Exchange Commission (the "SEC"). Specific due dates for these reports have been established by the SEC and First Independence is required to disclose in this proxy statement any late filings or failures to file.

       To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended September 30, 2001, all Section 16(a) filing requirements applicable to First Independence's executive officers, directors and greater than 10% beneficial owners were complied with, except that Mr. Clubine filed one late report relating to an exercise of his stock options.

Item 10.  Executive Compensation

       Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

       Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

       Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

NEXT PAGE

Item 13.  Exhibits and Reports on Form 8-K

        (a) Exhibits

Regulation S-B Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2	Plan of acquisition, reorganization, arrangement, liquidation, or succession	None
3(i)	Articles of Incorporation	*
3(ii)	By-Laws	*
4	Instruments defining the rights of security holders, including indentures	*
9	Voting trust agreement	None
10	Material contracts
	(a) 1993 Stock Option and Incentive Plan	*
	(b) Recognition and Retention Plan	*
	(c) Employment Agreements	*
11	Statement re: computation of per share earnings	**
13	Annual report to stockholders	13
16	Letter on change in certifying accountant	None
18	Letter on change in accounting principles	None
21	Subsidiaries of the registrant	21
22	Published report regarding matters submitted to vote	None
23	Consent of experts and counsel	23
24	Power of attorney	None
99	Additional exhibits	None
____________________
*	Filed as an exhibit to First Independence's Form S-1 registration statement filed on June 22, 1994 (File No. 33-64812) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
**	See Note A of Notes to Consolidated Financial Statements in the 2001 Annual Report to Stockholders attached hereto as Exhibit 13.

       (b) Reports on Form 8-K

       During the quarter ended September 30, 2001, we did not file any Current Reports on Form 8-K.

NEXT PAGE

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDEPENDENCE CORPORATION
Date: December 27, 2001	By:	/s/ Larry G. Spencer Larry G. Spencer, President, Chief Executive Officer and Director(Duly Authorized Representative)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Larry G. Spencer Larry G. Spencer, President, Chief Executive Officer and Director (Principal Executive and Operating Officer)	/s/ James B. Mitchell James B. Mitchell, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: December 27, 2001	Date: December 27, 2001

/s/ E. JoVonnah Boecker E. JoVonnah Boecker, Director	/s/ William T. NewKirk II William T. NewKirk II, Director

Date: December 27, 2001	Date: December 27, 2001

/s/ Harold L. Swearingen Harold L. Swearingen, Director	/s/ Joseph M. Smith Joseph M. Smith, Director

Date: December 27, 2001	Date: December 27, 2001

/s/ Lavern W. Strecker Lavern W. Strecker, Director	/s/ Robert A. Johnson Robert A. Johnson, Director

Date: December 27, 2001	Date: December 27, 2001

NEXT PAGE

INDEX TO EXHIBITS

Exhibit Number	Document

13	Annual Report to Stockholders
21	Subsidiaries of the Registrant
23	Consent of Accountants