Form 10QSB
period 2001-12-31
FIRST INDEPENDENCE CORP /DE/
filed 2002-02-14
CIK 908486

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2001

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________.


                         Commission file number 0-22184


                         FIRST INDEPENDENCE CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                         36-3899950
-------------------------------                        -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification No.)


               Myrtle & Sixth Streets, Independence, Kansas 67301
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (620) 331-1660
                           ---------------------------
                           (Issuer's telephone number)


           Transitional Small Business Disclosure Format (check one):

                                 Yes [ ]  No [X]

     State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest date:

     As of February 14, 2002, there were 953,461 shares of the Registrant's common stock, par value $.01 per share, outstanding.

                         FIRST INDEPENDENCE CORPORATION


                                      INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.

Item 1.  Consolidated Condensed Financial Statements

         Consolidated Condensed Balance Sheets as of
         December 31, 2001 and September 30, 2001                          3

         Consolidated Condensed Statements of Earnings
         for the Three Months Ended December 31, 2001
         and 2000                                                          4

         Consolidated Condensed Statements of Comprehensive
         Income for the Three Months Ended December 31,
         2001 and 2000                                                     5

         Consolidated Condensed Statement of Stockholders'
         Equity for the Year Ended September 30, 2001 and
         Three Months Ended December 31, 2001                              6

         Consolidated Condensed Statements of Cash
         Flows for the Three Months Ended December 31,
         2001 and 2000                                                     7

         Notes to Consolidated Condensed Financial
         Statements                                                        8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                       11

PART II. OTHER INFORMATION                                                17

         Signature Page                                                   18

                          PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                December 31,    September 30,
                                                                    2001            2001
                                                                ------------    ------------
ASSETS
------
Cash and due from banks ....................................... $    381,928    $    388,664
Federal funds sold ............................................      300,000         700,000
Other interest-bearing deposits ...............................    2,110,257       1,204,563
                                                                ------------    ------------
  Cash and cash equivalents ...................................    2,792,185       2,293,227
Investment securities held to maturity (fair value:
  December 31, 2001 - $4,192,720;
  September 30, 2001 - $4,238,780) ............................    4,201,259       4,194,513
Investment securities available for sale ......................    1,005,600       1,013,700
Mortgage-backed securities held to maturity (fair value:
  December 31, 2001 - $6,830,312;
  September 30, 2001 - $7,307,557) ............................    6,762,911       7,280,822
Loans receivable ..............................................  131,375,867     132,838,231
Premises and equipment ........................................    1,441,931       1,472,029
Federal Home Loan Bank Stock, at cost .........................    2,265,000       2,265,000
Accrued interest receivable ...................................      980,157         944,606
Real estate acquired through foreclosure ......................      628,030         356,325
Other .........................................................       48,248          71,177
                                                                ------------    ------------
  Total assets ................................................ $151,501,188    $152,729,630
                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities
  Deposits .................................................... $106,083,699    $103,569,165
  Advances from borrowers for taxes and insurance .............      398,257         890,795
  Advances from Federal Home Loan Bank ........................   30,000,000      33,000,000
  Income taxes payable ........................................      227,150          17,465
  Accrued expenses and other ..................................      248,989       1,077,121
                                                                ------------    ------------
       Total liabilities ......................................  136,958,095     138,554,546
Stockholders' equity
  Preferred stock, $.01 par value, 500,000
    shares authorized, none issued ............................           --              --
  Common stock, $.01 par value, 2,500,000 shares authorized,
    1,649,288 shares issued ...................................       16,493          16,493
  Additional paid-in capital ..................................    8,179,674       8,179,514
  Retained earnings - substantially restricted ................   13,891,702      12,968,146
  Accumulated other comprehensive income, net of
    related taxes .............................................        3,394           8,207
  Treasury stock at cost, 709,765 shares at December 31, 2001
    and 672,651 shares at September 30, 2001 ..................   (7,466,927)     (6,910,955
  Required contributions for shares acquired by ESOP ..........      (81,243)        (86,321
                                                                ------------    ------------
      Total stockholders' equity ..............................   14,543,093      14,175,084
                                                                ------------    ------------
      Total liabilities and stockholders' equity .............. $151,501,188    $152,729,630
                                                                ============    ============

----------
The accompanying notes are an integral part of these statements.

                          PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                                                         Three Months Ended
                                                            December 31,
                                                     -------------------------
                                                        2001           2000
                                                     ----------     ----------
Interest income
  Loans ........................................     $2,663,234     $2,651,068
  Mortgage-backed securities ...................         95,231        153,912
  Investment securities ........................         66,297        137,227
  Interest-bearing deposits and other ..........         42,142         60,970
                                                     ----------     ----------
    Total interest income ......................      2,866,904      3,003,177
Interest expense
  Deposits .....................................      1,093,765      1,179,576
  Borrowed funds ...............................        452,744        621,041
                                                     ----------     ----------
    Total interest expense .....................      1,546,509      1,800,617
                                                     ----------     ----------
Net interest income ............................      1,320,395      1,202,560

Provision for loan losses ......................         63,000         45,000
                                                     ----------     ----------
Net interest income after provision
  for loan losses ..............................      1,257,395      1,157,560

Noninterest income
  Service charges ..............................         64,594         69,280
  Other ........................................         21,248         44,073
                                                     ----------     ----------
    Total noninterest income ...................         85,842        113,353
Noninterest expense
  Employee compensation and benefits ...........        428,356        422,072
  Occupancy and equipment ......................         94,020         88,504
  Foreclosed assets, net .......................         30,729        (13,832)
  Data processing fees .........................         55,307         52,943
  Other operating ..............................        178,963        175,069
                                                     ----------     ----------
    Total noninterest expenses .................        787,375        724,756
                                                     ----------     ----------
Earnings before income taxes and cumulative
  effect of change in accounting principle .....        555,862        546,157
Income tax expense .............................        207,389        194,027
                                                     ----------     ----------
Earnings before cumulative effect of change
  in accounting principle ......................        348,473        352,130
Cumulative effect of change in accounting
  principle ....................................        681,922             --
                                                     ----------     ----------
Net earnings ...................................     $1,030,395     $  352,130
                                                     ==========     ==========
Earnings per common share
  Basic
    Earnings before cumulative effect of change
      in accounting principle ..................     $      .37     $      .35
    Cumulative effect of change in accounting
      principle ................................            .72             --
                                                     ----------     ----------
  Net earnings per share .......................     $     1.09     $      .35
                                                     ==========     ==========
  Diluted
    Earnings before cumulative effect of change
      in accounting principle ..................     $      .35     $      .34
    Cumulative effect of change in accounting
      principle ................................            .69             --
                                                     ----------     ----------
  Net earnings per share .......................     $     1.04     $      .34
                                                     ==========     ==========
Dividend per share .............................     $    .1125     $    .1000
                                                     ==========     ==========
Weighted average shares outstanding
  Basic ........................................        942,717      1,010,175
                                                     ==========     ==========
  Diluted ......................................        984,484      1,049,865
                                                     ==========     ==========

----------
The accompanying notes are an integral part of these statements.

                          PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME


                                                         Three Months Ended
                                                            December 31,
                                                     -------------------------
                                                        2001           2000
                                                     ----------     ----------
Net earnings ...................................     $1,030,395     $  352,130

Other comprehensive income

  Unrealized gains (losses) on securities
    available for sale arising during the
    period, net of $2,950 tax benefit in
    2001 and $4,462 tax expense in 2000 ........         (4,813)         7,280
                                                     ----------     ----------
Comprehensive income ...........................     $1,025,582     $  359,410
                                                     ==========     ==========

----------
The accompanying notes are an integral part of these statements.

                         FIRST INDEPENDENCE CORPORATION
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                      For the Year Ended September 30, 2001
                    and Three Months Ended December 31, 2001


                                                                                                       Required
                                                                         Accumulated                Contributions
                                               Additional                   Other                     for Shares
                                      Common     Paid-in    Retained    Comprehensive   Treasury       Acquired        Total
                                       Stock     Capital    Earnings    Income (Loss)     Stock         by ESOP       Equity
                                      -------  ----------  -----------  -------------  -----------  -------------  -----------
Balance at October 1, 2000 .........  $16,493  $8,190,682  $11,863,034     $(4,692)    $(6,194,540)   $(106,632)   $13,764,345

Net earnings for the year ..........       --          --    1,541,223          --              --           --      1,541,223

Cash dividends of $.4375 per share .       --          --     (436,111)         --              --           --       (436,111)

Common stock options exercised .....       --     (17,008)          --          --         147,898           --        130,890

Appreciation of securities available
  for sale .........................       --          --           --      12,899              --           --         12,899

ESOP loan repayments ...............       --          --           --          --              --        20,311        20,311

Fair value adjustment on ESOP
  shares committed for release .....       --       5,840           --          --              --            --         5,840

Purchase of 66,687 shares of
  treasury stock ...................       --          --           --          --        (864,313)           --      (864,313)
                                      -------  ----------  -----------     -------     -----------     ---------   -----------
Balance at September 30, 2001 ......   16,493   8,179,514   12,968,146       8,207      (6,910,955)      (86,321)   14,175,084

Net earnings .......................       --          --    1,030,395          --              --            --     1,030,395

Cash dividends of $.1125 per share .       --          --     (106,839)         --              --            --      (106,839)

Common stock options exercised .....       --      (2,218)          --          --          13,308            --        11,090

Depreciation of securities available
  for sale .........................       --          --           --      (4,813)             --            --        (4,813)

ESOP loan repayments ...............       --          --           --          --              --         5,078         5,078

Fair value adjustment on ESOP
  shares committed for release .....       --       2,378           --          --              --            --         2,378

Purchase of 39,332 shares of
  treasury stock ...................       --          --           --          --        (569,280)           --      (569,280)
                                      -------  ----------  -----------     -------     -----------     ---------   -----------
Balance at December 31, 2001 .......  $16,493  $8,179,674  $13,891,702     $ 3,394     $(7,466,927)    $ (81,243)  $14,543,093
                                      =======  ==========  ===========     =======     ===========     =========   ===========

----------
The accompanying notes are an integral part of these statements.

                          PART I: FINANCIAL INFORMATION
                         FIRST INDEPENDENCE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                          Three Months Ended
                                                             December 31,
                                                        -----------------------
                                                           2001         2000
                                                        ----------   ----------
Cash flows from operating activities
  Net earnings .......................................  $1,030,395   $  352,130
  Adjustments to reconcile net earnings to net
    cash provided by operating activities
      Provision for loan losses ......................      63,000       45,000
      Depreciation ...................................      38,136       34,123
      Amortization of premiums and discounts on
        investments and mortgage-backed securities ...       6,380        6,166
      Amortization of deferred loan origination fees .     (66,032)     (60,687)
      Amortization of expense related to employee
        benefit plans ................................       7,456        5,512
      Negative goodwill ..............................    (681,922)     (23,515)
      Gain on sale of real estate acquired
        through foreclosure, net .....................     (13,765)     (12,734)
      Increase (decrease) in cash due to changes in
        Accrued interest receivable ..................     (35,551)    (245,994)
        Other assets .................................      12,598       38,226
        Accrued expenses and other liabilities .......    (140,221)     (30,927)
        Income taxes payable .........................     217,389      169,721
                                                        ----------   ----------
          Net cash provided by operating activities ..     437,863      277,021

Cash flows from investing activities
  Proceeds from maturities and repayment of securities
    Held to maturity .................................   3,512,623      481,019
  Purchase of securities
    Held to maturity .................................  (3,007,500)         --
  Net (increase) decrease in loans receivable ........   1,198,503   (2,168,673)
  Purchase of Federal Home Loan Bank stock ...........          --     (145,000)
  Capital expenditures ...............................     (84,829)     (90,208)
  Proceeds from sale of real estate acquired through
    foreclosure ......................................      85,331      150,639
                                                        ----------   ----------
          Net cash provided by (used in) investing
            activities ...............................   1,704,128   (1,772,223)

Cash flows from financing activities
  Net increase (decrease) in deposits ................   2,514,534     (737,819)
  Net decrease in advances from borrowers
    for taxes and insurance ..........................    (492,538)    (419,292)
  Advances from Federal Home Loan Bank ...............   3,200,000    5,900,000
  Repayment of Federal Home Loan Bank advances .......  (6,200,000)  (3,000,000)
  Cash dividends paid ................................    (106,839)    (100,704)
  Purchase of treasury stock .........................    (569,280)          --
  Stock options exercised ............................      11,090       21,800
                                                        ----------   ----------
          Net cash provided by (used in) financing
            activities ...............................  (1,643,033)   1,663,985
                                                        ----------   ----------
Net increase in cash and cash equivalents ............     498,958      168,783
Cash and cash equivalents at beginning of period .....   2,293,227    1,921,042
                                                        ----------   ----------
Cash and cash equivalents at end of period ...........  $2,792,185   $2,089,825
                                                        ==========   ==========

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

     In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial condition of First Independence Corporation as of December 31, 2001, and the results of operations and cash flows for all interim periods presented.

     Operating results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002.

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

(3)  Regulatory Capital Requirements

     Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of 1989, as implemented by rules promulgated by the Office of Thrift Supervision, savings institutions must meet the following separate minimum capital-to-asset requirements. The following table summarizes, as of December 31, 2001, the capital requirements applicable to First Federal and its actual capital ratios. For purposes of calculating regulatory capital, adjustments required by Statement of Financial Accounting Standards No. 115 are not taken into account. As of December 31, 2001, First Federal exceeded all current regulatory capital standards.

                                                                     Minimum to be well
                                                                      capitalized under
                                                  Minimum capital     prompt corrective
                                    Actual          requirement       action provisions
                               ---------------    ---------------    ------------------
                                Amount   Ratio    Amount    Ratio     Amount     Ratio
                               -------   -----    ------    -----    --------   -------
                                               (Dollars in Thousands)
Total risk-based capital ....  $14,930   17.01%   $7,021     8.0%     $8,777     10.0%
Tier 1 risk-based capital ...   14,178   16.15       N/A     N/A       5,266      6.0
Tier 1 (core) capital .......   14,178    9.36     6,062     4.0       7,578      5.0
Tangible capital ............   14,178    9.36     2,273     1.5         N/A      N/A


(4)  Supplemental Disclosure of Cash Flow Information

                                                 Three months ended December 31,
                                                 -------------------------------
                                                       2001           2000
                                                    ----------     ----------
     Cash paid for:
       Interest ................................    $1,580,348     $1,788,446
       Income taxes ............................            --            996

     Noncash investing and financing activities:
       Transfer from loans to real estate
         acquired through foreclosure ..........       358,093         49,433
       Issuance of loans receivable in
         connection with the sale of real
         estate acquired through foreclosure ...        92,800             --



(5)  Change in accounting principle

     The Company elected to adopt Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and 142, Goodwill and Other Intangible Assets (SFAS 142) effective October 1, 2001. SFAS 141 requires that the amount of any unamortized deferred credit related to an excess of fair value of acquired net assets over cost (negative goodwill) arising from a business combination for which the acquisition date was before July 1, 2001, be written off and recognized as the effect of a change in accounting principle.

     The cumulative effect of this change in accounting for negative goodwill of $682,000 is determined as of October 1, 2001 and is reported separately in the consolidated statement of earnings for the three months ended December 31, 2001. There is no income tax effect as a result of this change. Prior years' financial statements have not been restated to apply the provisions of SFAS 141.

     The effect on net earnings for the three months ended December 31, 2001 of adopting SFAS 141 was to increase net earnings $658,407 and basic earnings per share $.70.

     Pro forma net earnings and earnings per share amounts, assuming the new accounting principle is applied retroactively, are as follows:

                                                         Three months ended
                                                          December 31, 2000
                                                         ------------------
     Net earnings - as reported .....................         $352,130
     Net earnings - pro forma .......................          328,615

     Basic earnings per share - as reported .........         $    .35
     Basic earnings per share - pro forma ...........              .33

     Diluted earnings per share - as reported .......              .34
     Diluted earnings per share  - pro forma ........              .31

                                     PART II

                         FIRST INDEPENDENCE CORPORATION

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

General
-------

     The accompanying Consolidated Financial Statements include the accounts of First Independence Corporation and its wholly-owned subsidiary, First Federal Savings and Loan Association of Independence. All significant inter-company transactions and balances are eliminated in consolidation. Our results of operations are primarily dependent on First Federal's net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. First Independence's net earnings are also affected by the level of its non-interest expenses, such as employee compensation and benefits, occupancy expenses and other expenses.


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


Financial Condition
-------------------

     Total assets decreased $1.2 million, or .80%, from $152.7 million at September 30, 2001 to $151.5 million at December 31, 2001. This decrease consisted primarily of decreases in loans receivable of $1.4 million and mortgage-backed securities of $518,000 offset partially by increases in cash and cash equivalents of $499,000 and real estate acquired through foreclosure of

$272,000. The redeployment of funds received from the decreases in loans receivable and mortgage-backed securities, along with an increase in savings deposits of $2.5 million, were used to fund principal repayments of $3.0 million on advances obtained from the Federal Home Loan Bank of Topeka and payments for borrowers' taxes and insurance of $493,000.

     Loans receivable decreased $1.4 million from $132.8 million at September 30, 2001, to $131.4 million at December 31, 2001, due to loan repayments (primarily due to refinancings), exceeding new loan originations. In accordance with the Company's asset/liability management strategy, we have chosen to limit the origination of 15- and 30-year fixed-rate loans through rate pricing. Consequently, our loan portfolio has decreased during this period of declining interest rates.

     Total deposits increased $2.5 million from $103.6 million at September 30, 2001, to $106.1 million at December 31, 2001. The increase was primarily the result of a $2.9 million increase in certificate of deposit accounts due to customers depositing funds into the "Millennium" twelve month certificate account. To a lesser extent, the increase was due to new account growth at the Coffeyville, Kansas branch office. The "Millennium" twelve month certificate provides customers with a fixed interest rate throughout the term of the certificate along with the option to make minimum additions of $1,000 or more during the certificate's term.

     Advances from the Federal Home Loan Bank decreased $3.0 million from $33.0 million at September 30, 2001 to $30.0 million at December 31, 2001. The decrease was primarily due to scheduled principal repayments. Most of the advances obtained from the Federal Home Loan Bank of Topeka were used by the Company to fund loans originated at a positive spread over the term of the advances.

     Total stockholders' equity increased $368,000 from $14.2 million at September 30, 2001 to $14.5 million at December 31, 2001. The increase was primarily due to net earnings of $1,030,000, common stock option exercises of $11,000, repayment of employee stock ownership debt of $5,000 and fair value adjustment of $2,000 on ESOP shares committed for release. These increases were partially offset by the use of $569,000 to repurchase 39,332 shares of common stock, dividends of $107,000 paid to stockholders and a decrease in unrealized gains on securities available for sale of $5,000.


Non-performing Assets
---------------------

     The ratio of non-performing assets to total assets is one indicator of our exposure to credit risk. Non-performing assets consist of non-accruing loans, accruing loans delinquent 90 days or more, troubled debt restructurings, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. At December 31, 2001, non-performing assets were approximately $3,016,000, which represents an increase of $258,000, or 9.35%, as compared to September 30, 2001. The ratio of non-performing assets to total assets at December 31, 2001 was 1.99% compared to 1.81% at September 30, 2001. A summary of non-performing assets by category is set forth in the following table:

                                                   December 31,    September 30,
                                                       2001            2001
                                                   ------------    -------------
                                                      (Dollars In Thousands)

Non-Accruing Loans ..............................     $1,514          $1,795
Accruing Loans Delinquent 90 Days or More .......        874             607
Trouble Debt Restructurings .....................         --              --
Foreclosed Assets ...............................        628             356
                                                      ------          ------
Total Non-Performing Assets .....................     $3,016          $2,758
                                                      ======          ======
Total Non-Performing Assets as a
   Percentage of Total Assets ...................       1.99%           1.81%
                                                      ======          ======

     Included in non-accruing loans at December 31, 2001, were 25 loans totaling $964,000 secured by one- to four-family real estate, 7 construction loans totaling $473,000 secured by one- to four-family real estate and 18 consumer loans totaling $77,000. All non-accruing loans at December 31, 2001, were located in our primary market area except for two loans totaling $49,000 secured by single family residences located in Wichita, Kansas. All of the non-performing construction loans were originated at our loan production office in Lawrence, Kansas. All of these loans were secured by manufactured homes except for one loan totaling $60,000 secured by a duplex located in Lawrence, Kansas. In an effort to reduce non-performing loans in the future, management has tightened its underwriting criteria for construction loans of manufactured homes since the second quarter of fiscal 2001. At December 31, 2001, accruing loans delinquent 90 days or more included 15 loans totaling $761,000 secured by one- to four-family real estate and 2 loans totaling $113,000 secured by non-residential real estate. At December 31, 2001, all of our accruing loans delinquent 90 days or more were secured by real estate located in our primary market area except for one loan totaling $308,000 secured by a single family residence located in Texas and one loan totaling $23,000 secured by a single family residence located in Wichita, Kansas. At December 31, 2001, foreclosed assets consisted of 12 single family residences located in our primary market area totaling $607,000 and 3 automobiles totaling $21,000. The foreclosed assets have a carrying value of $628,000 and are currently offered for sale.

     We have taken into account our non-performing assets and the composition of the loan portfolio in establishing the allowance for loan losses. The allowance for loan losses totaled $753,000 at December 31, 2001, which represented a $30,000 increase from the allowance for loan losses at September 30, 2001. The ratio of the allowance for loan losses as a percent of total loans increased from .54% at September 30, 2001 to .57% at December 31, 2001. The allowance for loan losses as a percent of non-performing loans increased from 30.09% at September 30, 2001 to 31.51% at December 31, 2001, primarily due to the increase in the allowance for loan losses at December 31, 2001.

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

Results of Operations - Comparison of Three Months Ended December 31, 2001 and December 31, 2000
--------------------------------------------------------------------------

     General. Net earnings for the three months ended December 31, 2001 were $1,030,000 as compared to $352,000 for the three months ended December 31, 2000, an increase of $678,000, or 192.6%. The increase in net earnings was primarily due to the recognition of a $682,000 gain resulting from the cumulative effective of a change in accounting principle and, to a lesser extent, an increase in net interest income of $117,000. These increases were partially offset by increases in non-interest expense of $62,000, the provision for loan losses of $18,000, income tax expense of $13,000 and a decrease in non-interest income of $27,000. Excluding the cumulative effect of a change in accounting principle, net earnings for the quarter ended December 31, 2001, would have been $348,000 or a decrease of $4,000 from the quarter ended December 31, 2000.

     Net Interest Income. Net interest income increased $117,000, or 9.8%, for the three months ended December 31, 2001 as compared to the three months ended December 31, 2000. This increase was due primarily to a decrease in interest expense of $254,000, or 14.1%, offset partially by a decrease in interest income of $136,000, or 4.5%. Interest expense decreased primarily due to an 80 basis point decrease in the average rate paid on interest-bearing liabilities offset partially by a $1.3 million increase in the average balance of interest-bearing liabilities. Interest income decreased primarily due to a 41 basis point decrease in the average yield on interest-earning assets offset partially by an $819,000 increase in the average balance of interest-earning assets.

     Interest Income. Interest income for the quarter ended December 31, 2001, decreased to $2.9 million from $3.0 million for the quarter ended December 31, 2000. This decrease resulted primarily from a decrease in the average yield on interest-earning assets. The average yield on interest-earning assets decreased by 41 basis points to 7.73% during the first quarter of fiscal 2002, from 8.14% during the first quarter of fiscal 2001. This decrease was caused primarily by the general decline in interest rates resulting in a reduction in yield on the Company's loan portfolio from 8.36% to 8.09%, mortgage-backed securities from 7.22% to 5.49%, investment securities from 6.56% to 5.09% and Federal Home Loan Bank stock from 8.71% to 5.55%. The decrease in the average yields was partially offset by an $819,000 increase in the average outstanding balance of interest-earning assets during the three months ended December 31, 2001 as compared to the three months ended December 31, 2000.

     Interest Expense. Interest expense for the quarter ended December 31, 2001, decreased by $254,000 to $1.5 million as compared to $1.8 million for the quarter ended December 31, 2000. This decrease was primarily the result of an 80 basis point decrease in the average interest rates paid on interest-bearing liabilities, caused by a decrease in interest rates on savings deposits and Federal Home Loan Bank advances. The decrease in the average interest rates paid was partially offset by a $1.3 million increase in the average outstanding balance of interest-bearing liabilities during the three months ended December 31, 2001 as compared to the three months ended December 31, 2000. The increase in interest-bearing liabilities was primarily due to a $10.7 million increase in the average balance of savings deposits offset partially by a $9.4 million decrease in the average balance of advances outstanding from the Federal Home Loan Bank of Topeka.

     Provision for Loan Losses. The provision for loan losses represents a charge to earnings to maintain the allowance for loan losses at a level we believe is adequate to absorb probable losses in the loan portfolio. The provision for loan losses amounted to $63,000 for the three months ended December 31, 2001 as compared to $45,000 for the same period in 2000. The increase in provision for loan losses was in recognition of the increased balance of construction loans in our portfolio and the increase in the balance of non-performing assets. We believe we use the best information available in providing for probable loan losses and we believe that the allowance is adequate at December 31, 2001. Future adjustments to the allowance could be necessary, however, and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

     Noninterest Income. Noninterest income decreased $27,000 to $86,000 during the three months ended December 31, 2001 as compared to $113,000 for the three months ended December 31, 2000. The decrease was primarily due to a $24,000 reduction in negative goodwill amortization during the period ended December 31, 2001 as compared to the period ended December 31, 2000. The reduction in negative goodwill amortization was a result of the adoption of Statement of Financial Accounting Standards 141 and 142 as of October 1, 2001.

     Noninterest Expense. Total noninterest expense increased to $787,000 for the three months ended December 31, 2001 from $725,000 for the three months ended December 31, 2000, an increase of $62,000, or 8.6%. The increase was primarily due to increases in foreclosed assets expense of $45,000, employee compensation and benefits of $6,000, occupancy and equipment of $5,000, other operating expense of $4,000 and data processing fees of $2,000. The increase in foreclosed assets expense was a result of an increase in the number of foreclosed assets which contributed to an increase in real estate owned repairs and maintenance, taxes and insurance.

     Income Tax Expense. Income tax expense was $207,000 for the quarter ended December 31, 2001 compared to $194,000 for the quarter ended December 31, 2000, an increase of $13,000. The increase was primarily due to an increase in the effective tax rate during the 2001 period as compared to the 2000 period. Our effective tax rates were 37.3% and 35.5% for the three months ended December 31, 2001 and December 31, 2000, respectively, based on earnings before the cumulative effect of the change in accounting for negative goodwill. There is no income tax effect as a result of this change. However, rates were lower for the December 31, 2000 period due primarily to negative goodwill amortization which is not included in income for income tax calculation purposes, resulting in a lower effective tax rate.

     Liquidity and Capital Resources. Our primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal

Home Loan Bank of Topeka advances and funds provided by operations. While scheduled loan and mortgage-backed security repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. Current Office of Thrift Supervision regulations require First Federal to maintain adequate cash and eligible investments in order to meet our liquidity needs deemed necessary to fund deposit withdrawals and other short-term funding needs. Management believes that we have and will continue to have adequate liquidity for the foreseeable future. As of December 31, 2001, First Federal's liquidity ratio was 2.90% as compared to 1.96% at September 30, 2001.

     We use our capital resources principally to meet our ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At December 31, 2001, we had outstanding commitments to extend credit which amounted to $1.7 million, including commitments on construction loans. We consider our liquidity and capital resources to be adequate to meet foreseeable short- and long-term needs. We expect to be able to fund or refinance, on a timely basis, our material commitments and long-term liabilities.

     Regulatory standards impose the following capital requirements on First
Federal: a tangible capital ratio expressed as a percent of total adjusted assets, a leverage ratio of core capital to total adjusted assets, and a risk-based capital standard expressed as a percent of risk-adjusted assets. As of December 31, 2001, we exceeded all regulatory capital standards.

     At December 31, 2001, First Federal's tangible capital was $14.2 million, or 9.36% of adjusted total assets, which is in excess of the 1.5% requirement by $11.9 million. In addition, at December 31, 2001, we had core capital of $14.2 million, or 9.36% of adjusted total assets, which exceeds the 4% requirement by $8.1 million. Risk-based capital was $14.9 million at December 31, 2001, or 17.01% of risk-adjusted assets, which exceeds the 8.0% risk-based capital requirement by $7.9 million.

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


Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     The annual meeting of shareholders of First Independence Corporation was held on January 30, 2002. The matters approved by shareholders at the annual meeting and the number of votes cast for, against or withheld, as well as the number of abstentions, for each matter are set forth below:

             PROPOSAL                          NUMBER OF VOTES
             --------                          ---------------

                                              For        Withheld
                                            -------      --------
Election of the following directors
for the terms indicated:

Lavern W. Strecker (three years)            712,223             15,000
Robert A. Johnson (three years)             712,223             15,000


                                              For      Against    Abstain
                                            -------    -------    -------
Ratification of the appointment of Grant
Thornton LLP as auditors for the fiscal
year ending September 30, 2002              725,223       --       2,000



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


                                        FIRST INDEPENDENCE CORPORATION
                                        Registrant




Date:  February 14, 2002                /s/Larry G. Spencer
       -----------------                ----------------------------------
                                        Larry G. Spencer
                                        President and Chief Executive
                                        Officer


Date:  February 14, 2002                /s/James B. Mitchell
       -----------------                ----------------------------------
                                        James B. Mitchell
                                        Vice President and Chief Financial
                                        Officer