Form 10QSB
period 2002-03-31
FIRST INDEPENDENCE CORP /DE/
filed 2002-05-10
CIK 908486

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

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

(620) 331-1660

(issuer's telephone number)

Transitional Small Business Disclosure Format (check one):

Yes  [  ]      No   [X]

       State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest date:

       As of May 9, 2002, there were 960,597 shares of the Registrant's common stock, par value $.01 per share, outstanding.

next page

FIRST INDEPENDENCE CORPORATION

next page

PART I: FINANCIAL INFORMATION
FIRST INDEPENDENCE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2002	September 30, 2001
ASSETS
Cash and due from banks	$ 521,860	$ 388,664
Federal funds sold	10,300,000	700,000
Other interest-bearing deposits	1,239,611	1,204,563
Cash and cash equivalents	12,061,471	2,293,227
Investment securities held to maturity (fair value: March 31, 2002 - $4,162,240; September 30, 2001 - $4,238,780)	4,197,862	4,194,513
Investment securities available for sale	---	1,013,700
Mortgage-backed securities held to maturity (fair value: March 31, 2002 - $6,224,956; September 30, 2001 - $7,307,557)	6,170,448	7,280,822
Loans receivable	125,654,637	132,838,231
Premises and equipment	1,425,048	1,472,029
Federal Home Loan Bank Stock, at cost	1,996,800	2,265,000
Accrued interest receivable	837,236	944,606
Real estate acquired through foreclosure	773,278	356,325
Other	109,949	71,177
Total assets	$ 153,226,729	$ 152,729,630

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$109,248,368	$103,569,165
Advances from borrowers for taxes and insurance	837,084	890,795
Advances from Federal Home Loan Bank	28,000,000	33,000,000
Income taxes payable	3,393	17,465
Accrued expenses and other	313,589	1,077,121
Total liabilities	138,402,434	138,554,546
Stockholders' equity
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	---	---
Common stock, $.01 par value, 2,500,000 shares authorized, 1,649,288 shares issued	16,493	16,493
Additional paid-in capital	8,157,129	8,179,514
Retained earnings - substantially restricted	14,098,636	12,968,146
Accumulated other comprehensive income, net of related taxes	---	8,207
Treasury stock at cost, 690,009 shares at March 31, 2002 and 672,651 shares at September 30, 2001	(7,371,797)	(6,910,955)
Required contributions for shares acquired by ESOP	(76,166)	(86,321)
Total stockholders' equity	14,824,295	14,175,084
Total liabilities and stockholders' equity	$153,226,729	$152,729,630

___________________
The accompanying notes are an integral part of these statements.

next page

PART I: FINANCIAL INFORMATION
FIRST INDEPENDENCE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Interest income
Loans	$2,504,029	$2,662,269	$5,167,263	$5,313,337
Mortgage-backed securities	78,924	144,660	174,155	298,572
Investment securities	52,137	97,860	118,434	235,087
Interest-bearing deposits and other	55,530	64,927	97,672	125,897
Total interest income	2,690,620	2,969,716	5,557,524	5,972,893

Interest expense
Deposits	987,182	1,154,852	2,080,947	2,334,428
Borrowed funds	397,175	594,501	849,919	1,215,542
Total interest expense	1,384,357	1,749,353	2,930,866	3,549,970
Net interest income	1,306,263	1,220,363	2,626,658	2,422,923

Provision for loan losses	69,000	45,000	132,000	90,000

Net interest income after provision for loan losses	1,237,263	1,175,363	2,494,658	2,332,923

Noninterest income
Service charges	61,263	66,411	125,857	135,691
Other	23,886	55,657	45,134	99,730
Total noninterest income	85,149	122,068	170,991	235,421
Noninterest expense
Employee compensation and benefits	450,589	415,329	878,945	837,401
Occupancy and equipment	94,065	91,707	188,085	180,211
Foreclosed assets, net	11,181	(1,057)	41,910	(14,889)
Data processing fees	57,144	68,535	112,451	121,478
Other operating	207,116	204,796	386,079	379,865
Total noninterest expenses	820,095	779,310	1,607,470	1,504,066
Earnings before income taxes and cumulative effect of change in accounting principle	502,317	518,121	1,058,179	1,064,278
Income tax expense	177,279	172,699	384,668	366,726
Earnings before cumulative effect of change in accounting principle	325,038	345,422	673,511	697,552
Cumulative effect of change in accounting principle	---	---	681,922	---
Net earnings	$ 325,038	$ 345,422	$1,355,433	$ 697,552

Earnings per common share
Basic
Earnings before cumulative effect of change in accounting principle	$ .34	$ .34	$ .71	$ .69
Cumulative effect of change in accounting principle	$ ---	$ ---	$ .72	$ ---
Net earnings per share	$ .34	$ .34	$ 1.43	$ .69
Diluted
Earnings before cumulative effect of change in accounting principle	$ .33	$ .33	$ .69	$ .67
Cumulative effect of change in accounting principle	$ ---	$ ---	$ .70	$ ---
Net earnings per share	$ .33	$ .33	$ 1.39	$ .67
Dividends per share	$ .1250	$ .1125	$ .2375	$ .2125

Weighted average shares outstanding
Basic	943,176	1,005,304	942,947	1,007,739
Diluted	972,002	1,045,709	971,773	1,048,145

____________________
The accompanying notes are an integral part of these statements.

next page

PART I: FINANCIAL INFORMATION
FIRST INDEPENDENCE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001

Net earnings	$ 325,038	$ 345,422	$1,355,433	$ 697,552

Other comprehensive income
Unrealized gains (losses) on securities available for sale arising during the period, net of income tax	(3,394)	6,322	(8,207)	13,602

Comprehensive income	$ 321,644	$ 351,744	$1,347,226	$ 711,154

__________________
The accompanying notes are an integral part of these statements.

next page

FIRST INDEPENDENCE CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
For the Year Ended September 30, 2001
and Six Months Ended March 31, 2002

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Required Contribu- tions for Shares Acquired by ESOP	Total Equity

Balance at October 1, 2000	$16,493	$8,190,682	$11,863,034	$(4,692)	$(6,194,540)	$(106,632)	$13,764,345

Net earnings for the year	---	---	1,541,223	---	---	---	1,541,223

Cash dividends of $.4375 per share	---	---	(436,111)	---	---	---	(436,111)

Common stock options exercised	---	(17,008)	---	---	147,898	---	130,890

Appreciation of securities available for sale	---	---	---	12,899	---	---	12,899

ESOP loan repayments	---	---	---	---	---	20,311	20,311

Fair value adjustment on ESOP shares committed for release	---	5,840	---	---	---	---	5,840

Purchase of 66,687 shares of treasury stock	---	---	---	---	(864,313)	---	(864,313)

Balance at September 30, 2001	16,493	8,179,514	12,968,146	8,207	(6,910,955)	(86,321)	14,175,084

Net earnings	---	---	1,355,433	---	---	---	1,355,433

Cash dividends of $.2375 per share	---	---	(224,943)	---	---	---	(224,943)

Common stock options exercised	---	(27,317)	---	---	169,128	---	141,811

Depreciation of securities available for sale	---	---	---	(8,207)	---	---	(8,207)

ESOP loan repayments	---	---	---	---	---	10,155	10,155

Fair value adjustment on ESOP shares committed for release	---	4,932	---	---	---	---	4,932

Purchase of 39,332 shares of treasury stock	---	---	---	---	(629,970)	---	(629,970)

Balance at March 31, 2002	$16,493	$8,157,129	$14,098,636	$ ---	$(7,371,797)	$ (76,166)	$14,824,295

______________________
The accompanying notes are an integral part of these statements.

next page

PART I: FINANCIAL INFORMATION
FIRST INDEPENDENCE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2002	2001
Cash flows from operating activities
Net earnings	$ 1,355,433	$ 697,552
Adjustments to reconcile net earnings to net cash provided by operating activities
Provision for loan losses	132,000	90,000
Depreciation	76,511	70,396
Amortization of premiums and discounts on investments and mortgage-backed securities	17,171	11,730
Amortization of deferred loan origination fees	(123,601)	(108,448)
Amortization of expense related to employee benefit plans	15,088	12,094
Negative goodwill	(681,922)	(47,029)
Gain on sale of real estate acquired through foreclosure, net	(35,392)	(25,613)
Increase (decrease) in cash due to changes in
Accrued interest receivable	107,370	18,899
Other assets	(39,317)	2,786
Accrued expenses and other liabilities	(75,621)	(18,088)
Income taxes payable	(14,072)	(36,685)
Net cash provided by operating activities	733,648	667,594

Cash flows from investing activities
Proceeds from maturities and repayment of securities
Available for sale	1,000,000	1,000,000
Held to maturity	4,097,816	5,748,342
Purchase of securities
Held to maturity	(3,007,500)	(3,000,000)
Net (increase) decrease in loans receivable	6,579,674	(5,496,510)
Purchase of Federal Home Loan Bank stock	---	(310,000)
Proceeds from redemption of Federal Home Loan Bank stock	268,200	---
Capital expenditures	(129,414)	(134,456)
Proceeds from sale of real estate acquired through foreclosure	313,430	214,224
Net cash provided by (used in) investing activities	9,122,206	(1,978,400)

Cash flows from financing activities
Net increase in deposits	5,679,203	2,399,178
Net increase (decrease) in advances from borrowers for taxes and insurance	(53,711)	49,893
Advances from Federal Home Loan Bank	3,200,000	17,000,000
Repayment of Federal Home Loan Bank advances	(8,200,000)	(17,300,000)
Cash dividends paid	(224,943)	(216,046)
Purchase of treasury stock	(629,970)	(573,300)
Stock options exercised	141,811	69,591
Net cash provided by (used in) financing activities	(87,610)	1,429,316
Net increase in cash and cash equivalents	9,768,244	118,510
Cash and cash equivalents at beginning of period	2,293,227	1,921,042
Cash and cash equivalents at end of period	$12,061,471	$2,039,552

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

        In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial condition of First Independence Corporation as of March 31, 2002, and the results of operations and cash flows for all interim periods presented.

        Operating results for the three and six months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002.

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

(3)    Regulatory Capital Requirements

        Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of 1989, as implemented by rules promulgated by the Office of Thrift Supervision, savings institutions must meet the following separate minimum capital-to-asset requirements. The following table summarizes, as of March 31, 2002, the capital requirements applicable to First Federal and its actual capital ratios. For purposes of calculating regulatory capital, adjustments required by Statement of Financial Accounting Standards No. 115 are not taken into account. As of March 31, 2002, First Federal exceeded all current regulatory capital standards.

next page

	Actual		Minimum capital requirement		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total risk-based capital	$15,292	17.79%	$6,877	8.0%	$8,596	10.0%
Tier 1 risk-based capital	14,531	16.90	N/A	N/A	5,158	6.0
Tier 1 (core) capital	14,531	9.48	6,129	4.0	7,661	5.0
Tangible capital	14,531	9.48	2,298	1.5	N/A	N/A

(4)    Supplemental Disclosure of Cash Flow Information

	Six months ended March 31,
	2002	2001
Cash paid for:
Interest	$2,982,040	$3,552,036
Income taxes	415,166	400,578
Noncash investing and financing activities:
Transfer from loans to real estate acquired through foreclosure	851,073	212,942
Issuance of loans receivable in connection with the sale of real estate acquired through foreclosure	97,800	167,700
Common stock received in payment of stock options exercised	60,690	55,262

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

        The cumulative effect of this change in accounting for negative goodwill of $682,000 is determined as of October 1, 2001 and is reported separately in the consolidated statement of earnings for the six months ended March 31, 2002. There is no income tax effect as a result of this change. Prior years' financial statements have not been restated to apply the provisions of SFAS 141.

        The effect of adopting SFAS 141 on net earnings was to decrease net earnings $23,515 and basic earnings per share $.02 for the three months ended March 31, 2002 and increase net earnings $634,892 and basic earnings per share $.67 for the six months ended March 31, 2002.

next page

        Pro forma net earnings and earnings per share amounts, assuming the new accounting principle is applied retroactively, are as follows:

	Three months ended March 31, 2001	Six months ended March 31, 2001
Net earnings - as reported	$345,422	$697,552
Net earnings - pro forma	321,907	650,522
Basic earnings per share - as reported	$.34	$.69
Basic earnings per share - pro forma	.32	.65
Diluted earnings per share - as reported	.33	.67
Diluted earnings per share - pro forma	.31	.62

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

next page

Financial Condition

        Total assets increased $500,000, or .33%, from $152.7 million at September 30, 2001 to $153.2 million at March 31, 2002. This increase consisted primarily of increases in cash and cash equivalents of $9.8 million and real estate acquired through foreclosure of $417,000 offset partially by decreases in loans receivable of $7.1 million, mortgage-backed securities of $1.1 million and investment securities of $1.0 million. The redeployment of funds received from the decreases in loans receivable, mortgage-backed securities and investment securities, along with an increase in savings deposits of $5.6 million, were used to fund principal repayments of $5.0 million on advances obtained from the Federal Home Loan Bank of Topeka and payments for borrowers' taxes and insurance of $54,000.

        Loans receivable decreased $7.1 million from $132.8 million at September 30, 2001, to $125.7 million at March 31, 2002, due to loan repayments (primarily due to refinancings), exceeding new loan originations. In accordance with the Company's asset/liability management strategy, we have chosen to limit the origination of 15- and 30-year fixed-rate loans by pricing our loan products above current market rates. Consequently, our loan portfolio has decreased during this period of declining interest rates as customers seek to lock in long-term lower fixed rates.

        Total deposits increased $5.6 million from $103.6 million at September 30, 2001, to $109.2 million at March 31, 2002. The increase was primarily the result of a $4.3 million increase in certificate of deposit accounts due to customers depositing funds into the "Millennium" twelve month certificate account. To a lesser extent, the increase was due to new account growth at the Coffeyville, Kansas branch office. The "Millennium" twelve month certificate provides customers with a fixed interest rate throughout the term of the certificate along with the option to make minimum additions of $1,000 or more during the certificate's term.

        Advances from the Federal Home Loan Bank decreased $5.0 million from $33.0 million at September 30, 2001 to $28.0 million at March 31, 2002. The decrease was primarily due to the repayment of scheduled principal payments using deposit funds obtained at an average rate less than the average rate currently being paid on advances. Most of the advances obtained from the Federal Home Loan Bank of Topeka were used by the Company to fund loans originated at a positive spread over the term of the advances.

next page

        Total stockholders' equity increased $649,000 from $14.2 million at September 30, 2001 to $14.8 million at March 31, 2002. The increase was primarily due to net earnings of $1,355,000, common stock option exercises of $142,000, repayment of employee stock ownership debt of $10,000 and fair value adjustment of $5,000 on ESOP shares committed for release. These increases were partially offset by the use of $630,000 to repurchase 39,332 shares of common stock, dividends paid to stockholders totaling $225,000 and a decrease in the unrealized gains on securities available for sale of $8,000.

Non-performing Assets

        The ratio of non-performing assets to total assets is one indicator of our exposure to credit risk. Non-performing assets consist of non-accruing loans, accruing loans delinquent 90 days or more, troubled debt restructurings, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. At March 31, 2002, non-performing assets were approximately $2,630,000, which represents a decrease of $128,000, or 4.64% as compared to September 30, 2001. The ratio of non-performing assets to total assets at March 31, 2002 was 1.72% compared to 1.81% at September 30, 2001. A summary of non-performing assets by category is set forth in the following table:

	March 31, 2002	September 30, 2001
	(Dollars In Thousands)

Non-Accruing Loans	$1,761	$1,795
Accruing Loans Delinquent 90 Days or More	96	607
Trouble Debt Restructurings	---	---
Foreclosed Assets	773	356
Total Non-Performing Assets	$2,630	$2,758
Total Non-Performing Assets as a Percentage of Total Assets	1.72%	1.81%

        Included in non-accruing loans at March 31, 2002, were 22 loans totaling $1,192,000 secured by one- to four-family real estate, 5 construction loans totaling $424,000 secured by one- to four-family real estate, 1 loan totaling $60,000 secured by land development and acquisition and 16 consumer loans totaling $85,000. All non-accruing loans at March 31, 2002, were located in our primary market area except for two loans totaling $49,000 secured by single family residences located in Wichita, Kansas and one loan totaling $308,000 secured by a single family residence located in Texas. All of the non-performing construction loans were originated at our loan production office in Lawrence, Kansas. In an effort to reduce non-performing loans in the future, since the second quarter of fiscal 2001, management has tightened its underwriting criteria for construction loans of manufactured homes. As a result, our non-performing construction loans of manufactured homes decreased $500,000, or 44.3%, from $1.2 million at March 31, 2001 to $700,000 at March 31, 2002. At March 31, 2002, accruing loans delinquent 90 days or more consisted of 1 construction loan totaling $96,000 secured by a single family residence located in our primary market area. At March 31, 2002, foreclosed assets consisted of 17 single family residences located in our primary market area totaling $763,000 and 1 automobile totaling $10,000. The foreclosed assets have a carrying value of $773,000 and are currently offered for sale.

next page

        We have taken into account our non-performing assets and the composition of the loan portfolio in establishing the allowance for loan losses. The allowance for loan losses totaled $761,000 at March 31, 2002, which represented a $38,000 increase from the allowance for loan losses at September 30, 2001. The ratio of the allowance for loan losses as a percent of total loans increased from .54% at September 30, 2001 to ..60% at March 31, 2002. The allowance for loan losses as a percent of non-performing loans increased from 30.09% at September 30, 2001 to 41.00% at March 31, 2002, primarily due to the increase in the allowance for loan losses at March 31, 2002.

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

Results of Operations - Comparison of Three and Six Months Ended March 31, 2002 and March 31, 2001

        General. Net earnings for the three months ended March 31, 2002 were $325,000 as compared to $345,000 for the three months ended March 31, 2001, a decrease of $20,000, or 5.9%. The decrease in net earnings was primarily due to increases in non-interest expense of $41,000, the provision for loan losses of $24,000 and income tax expense of $4,000, and a decrease in non-interest income of $37,000. These decreases to net earnings were partially offset by an increase in net interest income of $86,000.

        Net earnings for the six months ended March 31, 2002 were $1,355,000 as compared to $698,000 for the six months ended March 31, 2001, an increase of $657,000, or 94.1%. The increase in net earnings was primarily due to the recognition of a $682,000 gain resulting from the cumulative effect of a change in accounting principle and, to a lesser extent, an increase in net interest income of $204,000. These increases were partially offset by increases in non-interest expense of $103,000, the provision for loan losses of $42,000 and income tax expense of $18,000, and a decrease in non-interest income of $64,000. Excluding the cumulative effect of a change in accounting principle, net earnings for the six months ended March 31, 2002, would have been $674,000 or a decrease of $24,000 from the six months ended March 31, 2001.

next page

        Net Interest Income. Net interest income increased $86,000, or 7.0%, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This increase was due primarily to a decrease in interest expense of $365,000, or 20.9%, offset partially by a decrease in interest income of $279,000, or 9.4%. Interest expense decreased primarily due to a 115 basis point decrease in the average rate paid on interest-bearing liabilities offset partially by a $2.1 million increase in the average balance of interest-bearing liabilities. Interest income decreased primarily due to an 83 basis point decrease in the average yield on interest-earning assets offset partially by a $1.5 million increase in the average balance of interest-earning assets.

        Net interest income increased $204,000, or 8.4%, for the six months ended March 31, 2002 as compared to the six months ended March 31, 2001. This increase was due primarily to a decrease in interest expense of $619,000, or 17.4%, offset partially by a decrease in interest income of $415,000, or 6.9%. Interest expense decreased primarily due to a 98 basis point decrease in the average rate paid on interest-bearing liabilities offset partially by a $1.7 million increase in the average balance of interest-bearing liabilities. Interest income decreased primarily due to a 62 basis point decrease in the average yield on interest-earning assets offset partially by a $1.2 million increase in the average balance of interest-earning assets. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 109.61% for the six months ended March 31, 2001 to 109.11% for the six months ended March 31, 2002.

        Interest Income. Interest income for the quarter ended March 31, 2002, decreased to $2.7 million from $3.0 million for the quarter ended March 31, 2001. This decrease resulted primarily from a decrease in the average yield on interest-earning assets. The average yield on interest-earning assets decreased by 83 basis points to 7.23% during the second quarter of fiscal 2002, from 8.06% during the second quarter of fiscal 2001. This decrease was caused primarily by the general decline in interest rates resulting in a reduction in yield on the Company's loan portfolio from 8.20% to 7.88%, mortgage-backed securities from 7.01% to 4.95%, investment securities from 6.95% to 4.60% and Federal Home Loan Bank stock from 7.38% to 5.07%. The decrease in the average yields was partially offset by a $1.5 million increase in the average outstanding balance of interest-earning assets during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

        Interest income for the six months ended March 31, 2002, decreased to $5.6 million from $6.0 million for the six months ended March 31, 2001. This decrease resulted primarily from a decrease in the average yield on interest-earning assets. The average yield on interest-earning assets decreased by 62 basis points to 7.48% during the first half of fiscal 2002, from 8.10% during the first half of fiscal 2001. This decrease was caused primarily by the general decline in interest rates resulting in a reduction in yield on the Company's loan portfolio from 8.28% to 7.98%, mortgage-backed securities from 7.12% to 5.23%, investment securities from 6.72% to 4.86% and Federal Home Loan Bank stock from 8.01% to 5.32%. The decrease in the average yields was partially offset by a $1.2 million increase in the average outstanding balance of interest-earning assets during the six months ended March 31, 2002 as compared to the six months ended March 31, 2001.

next page

        Interest Expense. Interest expense for the quarter ended March 31,2002, decreased by $365,000 to $1.4 million as compared to $1.8 million for the quarter ended March 31, 2001. This decrease was primarily the result of a 115 basis point decrease in the average interest rates paid on interest-bearing liabilities, caused by a decrease in interest rates on savings deposits and Federal Home Loan Bank advances. The decrease in the average interest rates paid was partially offset by a $2.1 million increase in the average outstanding balance of interest-bearing liabilities during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The increase in interest-bearing liabilities was primarily due to a $13.8 million increase in the average balance of savings deposits offset partially by an $11.7 million decrease in the average balance of advances outstanding from the Federal Home Loan Bank of Topeka.

        Interest expense for the six months ended March 31,2002, decreased by $619,000 to $2.9 million as compared to $3.5 million for the six months ended March 31, 2001. This decrease was primarily the result of a 98 basis point decrease in the average interest rates paid on interest-bearing liabilities, caused by a decrease in interest rates on savings deposits and Federal Home Loan Bank advances. The decrease in the average interest rates paid was partially offset by a $1.7 million increase in the average outstanding balance of interest-bearing liabilities during the six months ended March 31, 2002 as compared to the six months ended March 31, 2001. The increase in interest-bearing liabilities was primarily due to a $12.3 million increase in the average balance of savings deposits offset partially by a $10.6 million decrease in the average balance of advances outstanding from the Federal Home Loan Bank of Topeka.

        Provision for Loan Losses. The provision for loan losses represents a charge to earnings to maintain the allowance for loan losses at a level we believe is adequate to absorb probable losses in the loan portfolio. The provision for loan losses amounted to $69,000 and $132,000 for the three and six months ended March 31, 2002 as compared to $45,000 and $90,000 for the same periods in 2001. This increase in provision for loan losses was in recognition of the $1.5 million increase in balance of construction loans in our loan portfolio and the level of non-performing assets on our balance sheet. Non-performing assets increased $300,000, or 13.1%, from $2.3 million at March 31, 2001 to $2.6 million at March 31, 2002. We believe we use the best information available in providing for probable loan losses and we believe that the allowance is adequate at March 31, 2002. Future adjustments to the allowance could be necessary, however, and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

        Noninterest Income. Noninterest income decreased $37,000 to $85,000 during the three months ended March 31, 2002 as compared to $122,000 for the three months ended March 31, 2001. The decrease was primarily due to a $24,000 reduction in negative goodwill amortization during the period ended March 31, 2002 as compared to the period ended March 31, 2001. The reduction in negative goodwill amortization was a result of the adoption of Statement of Financial Accounting Standards 141 and 142 as of October 1, 2001.

next page

        Noninterest income decreased $64,000 to $171,000 during the six months ended March 31, 2002 as compared to $235,000 for the six months ended March 31, 2001. The decrease was primarily due to the same reason as stated above. Recurring non-interest income generally consists of late charges and other fees associated with mortgage loans and checking and deposit account fees.

        Noninterest Expense. Total noninterest expense increased to $820,000 for the three months ended March 31, 2002 from $779,000 for the three months ended March 31, 2001, an increase of $41,000, or 5.3%. The increase was due primarily to increases in employee compensation and benefits of $36,000, foreclosed assets expense of $12,000, occupancy and equipment of $2,000 and other operating expense of $2,000. These increases were partially offset by a decrease in data processing fees of $12,000. The increase in foreclosed assets expense was a result of an increase in the number of foreclosed assets, which contributed to an increase in real estate owned repairs and maintenance, taxes and insurance.

        Total noninterest expense increased to $1.6 million for the six months ended March 31, 2002 from $1.5 million for the six months ended March 31, 2001, an increase of $103,000, or 6.8%. The increase was primarily due to increases in foreclosed assets expense of $57,000, employee compensation and benefits of $42,000, occupancy and equipment of $8,000 and other operating expense of $6,000. These increases were partially offset by a decrease in data processing fees of $9,000. The increase in foreclosed assets expense was due to the same reason as stated above while the increase in compensation and benefits expense was the result of normal, annual cost of living increases in salaries and bonuses.

        Income Tax Expense. Income tax expense was $177,000 for the quarter ended March 31, 2002 compared to $173,000 for the quarter ended March 31, 2001, an increase of $4,000. The increase was primarily due to an increase in the effective tax rate during the 2002 period as compared to the 2001 period. Our effective tax rates were 35.3% and 33.3% for the three months ended March 31, 2002 and March 31, 2001, respectively, based on earnings before the cumulative effect of the change in accounting for negative goodwill. There is no income tax effect as a result of this change. However, rates were lower for the March 31, 2001 period due primarily to negative goodwill amortization which is not included in income for income tax calculation purposes, resulting in a lower effective tax rate.

next page

        Income tax expense was $385,000 for the six months ended March 31, 2002 compared to $367,000 for the six months ended March 31, 2001, an increase of $18,000. Our effective tax rates were 36.4% and 34.5% for the six months ended March 31, 2002 and March 31, 2001, respectively. Rates were lower during the March 31, 2001 period due to the same reason as stated above.

        Liquidity and Capital Resources. Our primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank of Topeka advances and funds provided by operations. While scheduled loan and mortgage-backed security repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. Current Office of Thrift Supervision regulations require First Federal to maintain adequate cash and eligible investments in order to meet our liquidity needs deemed necessary to fund deposit withdrawals and other short-term funding needs. Management believes that we have and will continue to have adequate liquidity for the foreseeable future. As of March 31, 2002, First Federal's liquidity ratio was 6.84% as compared to 1.96% at September 30, 2001.

        We use our capital resources principally to meet our ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At March 31, 2002, we had outstanding commitments to extend credit which amounted to $1.3 million, including commitments on construction loans. We consider our liquidity and capital resources to be adequate to meet foreseeable short- and long-term needs. We expect to be able to fund or refinance, on a timely basis, our material commitments and long-term liabilities.

        Regulatory standards impose the following capital requirements on First Federal: a tangible capital ratio expressed as a percent of total adjusted assets, a leverage ratio of core capital to total adjusted assets, and a risk-based capital standard expressed as a percent of risk-adjusted assets. As of March 31, 2002, we exceeded all regulatory capital standards.

        At March 31, 2002, First Federal's tangible capital was $14.5 million, or 9.48% of adjusted total assets, which is in excess of the 1.5% requirement by $12.2 million. In addition, at March 31, 2002, we had core capital of $14.5 million, or 9.48% of adjusted total assets, which exceeds the 4% requirement by $8.4 million. Risk-based capital was $15.3 million at March 31, 2002, or 17.79% of risk-adjusted assets, which exceeds the 8.0% risk-based capital requirement by $8.4 million.

next page

Part II - Other Information

Item 1 - Legal Proceedings

              Not applicable.

Item 2 - Changes in Securities

              Not applicable.

Item 3 - Defaults upon Senior Securities

              Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

              None.

Item 5 - Other Information

              None.

Item 6 - Exhibits and Reports on Form 8-K

              (a) Exhibits - None

              (b) Reports on Form 8-K - None

next page

SIGNATURES

        Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INDEPENDENCE CORPORATION Registrant

Date:	May 13, 2002	/s/ Larry G. Spencer Larry G. Spencer President and Chief Executive Officer

Date:	May 13, 2002	/s/ James B. Mitchell James B. Mitchell Vice President and Chief Financial Officer

End