Form 10QSB
period 2002-06-30
FIRST INDEPENDENCE CORP /DE/
filed 2002-08-13
CIK 908486

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2002

OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

Commission File Number 0-22184

FIRST INDEPENDENCE CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	36-3899950
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.)

Myrtle & Sixth Streets, Independence, Kansas 67301

(Address of principal executive offices)

(620) 331-1660

(issuer's telephone number)

Transitional Small Business Disclosure Format (check one):

Yes  [  ]      No   [X]

       State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest date:

       As of August 9, 2002, there were 960,597 shares of the Registrant's common stock, par value $.01 per share, outstanding.

NEXT PAGE

FIRST INDEPENDENCE CORPORATION

NEXT PAGE

PART I: FINANCIAL INFORMATION
FIRST INDEPENDENCE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2002	September 30, 2001
ASSETS
Cash and due from banks	$ 397,731	$ 388,664
Federal funds sold	11,200,000	700,000
Other interest-bearing deposits	997,492	1,204,563
Cash and cash equivalents	12,595,223	2,293,227
Investment securities held to maturity (fair value: June 30, 2002 - $6,341,691 September 30, 2001 - $4,238,780)	6,258,743;	4,194,513
Investment securities available for sale	---	1,013,700
Mortgage-backed securities held to maturity (fair value: June 30, 2002 - $5,835,144 September 30, 2001 - $7,307,557)	5,744,931	7,280,822
Loans receivable	123,302,479	132,838,231
Premises and equipment	1,402,491	1,472,029
Federal Home Loan Bank Stock, at cost	1,996,800	2,265,000
Accrued interest receivable	826,196	944,606
Real estate acquired through foreclosure	722,722	356,325
Other	170,466	71,177
Total assets	$ 153,020,051	$ 152,729,630

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$109,419,765	$103,569,165
Advances from borrowers for taxes and insurance	381,769	890,795
Advances from Federal Home Loan Bank	28,000,000	33,000,000
Income taxes payable	---	17,465
Accrued expenses and other	202,054	1,077,121
Total liabilities	138,003,588	138,554,546
Stockholders' equity
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	---	---
Common stock, $.01 par value, 2,500,000 shares authorized, 1,649,288 shares issued	16,493	16,493
Additional paid-in capital	8,159,837	8,179,514
Retained earnings - substantially restricted	14,274,122	12,968,146
Accumulated other comprehensive income, net of related taxes	---	8,207
Treasury stock at cost, 688,691 shares at June 30, 2002 and 672,651 shares at September 30, 2001	(7,362,901)	(6,910,955)
Required contributions for shares acquired by ESOP	(71,088)	(86,321)
Total stockholders' equity	15,016,463	14,175,084
Total liabilities and stockholders' equity	$153,020,051	$152,729,630

___________________
The accompanying notes are an integral part of these statements.

NEXT PAGE

PART I: FINANCIAL INFORMATION
FIRST INDEPENDENCE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Interest income
Loans	$2,449,411	$2,740,632	$7,616,674	$8,053,969
Mortgage-backed securities	70,420	126,033	244,575	424,605
Investment securities	50,836	86,448	169,270	321,535
Interest-bearing deposits and other	74,733	51,918	172,405	177,815
Total interest income	2,645,400	3,005,031	8,202,924	8,977,924

Interest expense
Deposits	937,330	1,179,367	3,018,277	3,513,795
Borrowed funds	386,933	541,944	1,236,852	1,757,486
Total interest expense	1,324,263	1,721,311	4,255,129	5,271,281
Net interest income	1,321,137	1,283,720	3,947,795	3,706,643

Provision for loan losses	76,425	42,000	208,425	132,000

Net interest income after provision for loan losses	1,244,712	1,241,720	3,739,370	3,574,643

Noninterest income
Service charges	67,323	76,939	193,180	212,630
Other	28,695	45,103	73,829	144,833
Total noninterest income	96,018	122,042	267,009	357,463
Noninterest expense
Employee compensation and benefits	465,658	382,466	1,344,603	1,219,867
Occupancy and equipment	106,212	90,296	294,297	270,507
Foreclosed assets, net	93,709	10,833	135,619	(4,056)
Data processing fees	56,261	52,333	168,712	173,811
Other operating	155,686	170,489	541,765	550,354
Total noninterest expense	877,526	706,417	2,484,996	2,210,483
Earnings before income taxes and cumulative effect of change in accounting principle	463,204	657,345	1,521,383	1,721,623
Income tax expense	168,654	226,844	553,322	593,570
Earnings before cumulative effect of change in accounting principle	294,550	430,501	968,061	1,128,053
Cumulative effect of change in accounting principle	---	---	681,922	---
Net earnings	$ 294,550	$ 430,501	$1,649,983	$ 1,128,053

Earnings per common share
Basic
Earnings before cumulative effect of change in accounting principle	$ .31	$ .44	$ 1.02	$ 1.13
Cumulative effect of change in accounting principle	$ ---	$ ---	$ .72	$ ---
Net earnings per share	$ .31	$ .44	$ 1.74	$ 1.13
Diluted
Earnings before cumulative effect of change in accounting principle	$ .30	$ .42	$ .99	$ 1.09
Cumulative effect of change in accounting principle	$ ---	$ ---	$ .70	$ ---
Net earnings per share	$ .30	$ .42	$ 1.69	$ 1.09
Dividends per share	$ .1250	$ .1125	$ .3625	$ .3250

Weighted average shares outstanding
Basic	952,375	977,635	946,090	997,705
Diluted	981,862	1,018,515	975,576	1,038,585

____________________
The accompanying notes are an integral part of these statements.

NEXT PAGE

PART I: FINANCIAL INFORMATION
FIRST INDEPENDENCE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001

Net earnings	$ 294,550	$ 430,501	$1,649,983	$1,128,053

Other comprehensive income
Unrealized gains (losses) on securities available for sale arising during the period, net of income tax	---	518	(8,207)	14,120

Comprehensive income	$ 294,550	$ 431,019	$1,641,776	$1,142,173

__________________
The accompanying notes are an integral part of these statements.

NEXT PAGE

FIRST INDEPENDENCE CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
For the Year Ended September 30, 2001
and Nine Months Ended June 30, 2002

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Required Contribu- tions for Shares Acquired by ESOP	Total Equity

Balance at October 1, 2000	$16,493	$8,190,682	$11,863,034	$(4,692)	$(6,194,540)	$(106,632)	$13,764,345

Net earnings for the year	---	---	1,541,223	---	---	---	1,541,223

Cash dividends of $.4375 per share	---	---	(436,111)	---	---	---	(436,111)

Common stock options exercised	---	(17,008)	---	---	147,898	---	130,890

Appreciation of securities available for sale	---	---	---	12,899	---	---	12,899

ESOP loan repayments	---	---	---	---	---	20,311	20,311

Fair value adjustment on ESOP shares committed for release	---	5,840	---	---	---	---	5,840

Purchase of 66,687 shares of treasury stock	---	---	---	---	(864,313)	---	(864,313)

Balance at September 30, 2001	16,493	8,179,514	12,968,146	8,207	(6,910,955)	(86,321)	14,175,084

Net earnings	---	---	1,649,983	---	---	---	1,649,983

Cash dividends of $.3625 per share	---	---	(344,007)	---	---	---	(344,007)

Common stock options exercised	---	(28,058)	---	---	178,024	---	149,966

Depreciation of securities available for sale	---	---	---	(8,207)	---	---	(8,207)

ESOP loan repayments	---	---	---	---	---	15,233	15,233

Fair value adjustment on ESOP shares committed for release	---	8,381	---	---	---	---	8,381

Purchase of 43,579 shares of treasury stock	---	---	---	---	(629,970)	---	(629,970)

Balance at June 30, 2002	$16,493	$8,159,837	$14,274,122	$ ---	$(7,362,901)	$ (71,088)	$15,016,463

______________________
The accompanying notes are an integral part of these statements.

NEXT PAGE

PART I: FINANCIAL INFORMATION
FIRST INDEPENDENCE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2002	2001
Cash flows from operating activities
Net earnings	$ 1,649,983	$ 1,128,053
Adjustments to reconcile net earnings to net cash provided by operating activities
Provision for loan losses	208,425	132,000
Depreciation	115,651	106,968
Amortization of premiums and discounts on investments and mortgage-backed securities	22,665	17,779
Amortization of deferred loan origination fees	(170,824)	(184,501)
Amortization of expense related to employee benefit plans	23,615	19,070
Negative goodwill	(681,922)	(70,544)
(Gain) on sale of real estate acquired through foreclosure, net	25,715	(23,347)
Increase (decrease) in cash due to changes in
Accrued interest receivable	118,410	(139,832)
Other assets	(98,896)	5,213
Accrued expenses and other liabilities	(187,156)	(188,969)
Income taxes payable	(17,465)	(16,917)
Net cash provided by operating activities	1,008,201	784,973

Cash flows from investing activities
Proceeds from maturities and repayment of securities
Available for sale	1,000,000	1,000,000
Held to maturity	4,517,529	6,228,920
Purchase of securities
Held to maturity	(5,068,071)	(5,997,187)
Loan purchases	---	(608,583)
Net (increase) decrease in loans receivable	8,683,907	(6,356,164)
Purchase of Federal Home Loan Bank stock	---	(310,000)
Proceeds from redemption of Federal Home Loan Bank stock	268,200	---
Capital expenditures	(149,465)	(180,806)
Proceeds from sale of real estate acquired through foreclosure	524,132	325,158
Net cash provided by (used in) investing activities	9,776,232	(5,898,662)

Cash flows from financing activities
Net increase in deposits	5,850,600	5,065,228
Net decrease in advances from borrowers for taxes and insurance	(509,026)	(377,831)
Advances from Federal Home Loan Bank	3,200,000	23,200,000
Repayment of Federal Home Loan Bank advances	(8,200,000)	(21,700,000)
Cash dividends paid	(344,007)	(326,206)
Purchase of treasury stock	(569,280)	(673,426)
Stock options exercised	89,276	69,591
Net cash provided by (used in) financing activities	(482,437)	5,257,356
Net increase in cash and cash equivalents	10,301,996	143,667
Cash and cash equivalents at beginning of period	2,293,227	1,921,042
Cash and cash equivalents at end of period	$12,595,223	$2,064,709

_________________
The accompanying notes are an integral part of these statements.

NEXT PAGE

FIRST INDEPENDENCE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)    Basis of Presentation

        The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

        In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial condition of First Independence Corporation as of June 30, 2002, and the results of operations and cash flows for all interim periods presented.

        Operating results for the three and nine months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002.

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

(3)    Regulatory Capital Requirements

        Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of 1989, as implemented by rules promulgated by the Office of Thrift Supervision, savings institutions must meet the following separate minimum capital-to-asset requirements. The following table summarizes, as of June 30, 2002, the capital requirements applicable to First Federal and its actual capital ratios. For purposes of calculating regulatory capital, adjustments required by Statement of Financial Accounting Standards No. 115 are not taken into account. As of June 30, 2002, First Federal exceeded all current regulatory capital standards.

NEXT PAGE

	Actual		Minimum capital requirements		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total risk-based capital	$14,668	17.24%	$6,805	8.0%	$8,507	10.0%
Tier 1 risk-based capital	13,836	16.27	N/A	N/A	5,104	6.0
Tier 1 (core) capital	13,836	9.04	6,125	4.0	7,656	5.0
Tangible capital	13,836	9.04	2,297	1.5	N/A	N/A

(4)    Supplemental Disclosure of Cash Flow Information

	Nine months ended June 30,
	2002	2001
Cash paid for:
Interest	$4,339,376	$5,300,794
Income taxes	598,357	611,177
Noncash investing and financing activities:
Transfer from loans to real estate acquired through foreclosure	1,101,065	282,515
Issuance of loans receivable in connection with the sale of real estate acquired through foreclosure	229,400	167,700
Common stock received in payment of stock options exercised	60,690	55,262

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

NEXT PAGE

        The cumulative effect of this change in accounting for negative goodwill of $682,000 is determined as of October 1, 2001 and is reported separately in the consolidated statement of earnings for the nine months ended June 30, 2002. There is no income tax effect as a result of this change. Prior years' financial statements have not been restated to apply the provisions of SFAS 141.

        The effect of adopting SFAS 141 on net earnings was to decrease net earnings $23,515 and basic earnings per share $.02 for the three months ended June 30, 2002 and increase net earnings $611,377 and basic earnings per share $.65 for the nine months ended June 30, 2002.

        Pro forma net earnings and earnings per share amounts, assuming the new accounting principle is applied retroactively, are as follows:

	Three months ended June 30, 2001	Nine months ended June 30, 2001
Net earnings - as reported	$430,501	$1,057,508
Net earnings - pro forma	406,986	1,057,508
Basic earnings per share - as reported	$.44	$1.13
Basic earnings per share - pro forma	.42	1.06
Diluted earnings per share - as reported	.42	1.09
Diluted earnings per share - pro forma	.40	1.02

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

NEXT PAGE

Financial Condition

        Total assets increased $290,000, or .19%, from $152.7 million at September 30, 2001 to $153.0 million at June 30, 2002. This increase consisted primarily of increases in cash and cash equivalents of $10.3 million, investment securities of $1.1 million and real estate acquired through foreclosure of $367,000, offset partially by decreases in loans receivable of $9.5 million and mortgage-backed securities of $1.5 million. The redeployment of funds received from the decreases in loans receivable and mortgage-backed securities, along with an increase in savings deposits of $5.8 million, were used to fund principal repayments of $5.0 million on advances obtained from the Federal Home Loan Bank of Topeka and decreases in accrued expenses and other of $875,000 and borrowers' taxes and insurance of $509,000.

        Loans receivable decreased $9.5 million from $132.8 million at September 30, 2001, to $123.3 million at June 30, 2002, due to loan repayments (primarily due to refinancings), exceeding new loan originations. In accordance with the Company's asset/liability management strategy, we have chosen to limit the origination of 15- and 30-year fixed-rate loans by pricing our loan products above current market rates. Consequently, our loan portfolio has decreased during this period of declining interest rates as customers seek to lock in long-term lower fixed rates.

        Total deposits increased $5.8 million from $103.6 million at September 30, 2001, to $109.4 million at June 30, 2002. The increase was primarily the result of a $4.4 million increase in certificate of deposit accounts due to customers depositing funds into the "Millennium" twelve month certificate account. To a lesser extent, the increase was due to new account growth at the Coffeyville, Kansas branch office. The "Millennium" twelve month certificate provides customers with a fixed interest rate throughout the term of the certificate along with the option to make minimum additions of $1,000 or more during the certificate's term. Due to the Millennium certificate interest rates being fixed at rates higher than current market rates, customers have continued to add to their certificate balances.

        Advances from the Federal Home Loan Bank decreased $5.0 million from $33.0 million at September 30, 2001 to $28.0 million at June 30, 2002. The decrease was primarily due to the repayment of scheduled principal payments using deposit funds obtained at an average rate less than the average rate currently being paid on advances. Most of the advances obtained from the Federal Home Loan Bank of Topeka were used by the Company to fund loans originated at a positive spread over the term of the advances.

NEXT PAGE

        Total stockholders' equity increased $841,000 from $14.2 million at September 30, 2001 to $15.0 million at June 30, 2002. The increase was primarily due to net earnings of $1,650,000, common stock option exercises of $150,000, repayment of employee stock ownership debt of $15,000 and fair value adjustment of $8,000 on ESOP shares committed for release. These increases were partially offset by the use of $630,000 to repurchase 43,579 shares of common stock, dividends paid to stockholders totaling $344,000 and a decrease in the unrealized gains on securities available for sale of $8,000.

Non-performing Assets

        The ratio of non-performing assets to total assets is one indicator of our exposure to credit risk. Non-performing assets consist of non-accruing loans, accruing loans delinquent 90 days or more, troubled debt restructurings, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. At June 30, 2002, non-performing assets were approximately $2,696,000, which represents a decrease of $62,000, or 2.25% as compared to September 30, 2001. The ratio of non-performing assets to total assets at June 30, 2002 was 1.76% compared to 1.81% at September 30, 2001. A summary of non-performing assets by category is set forth in the following table:

	June 30, 2002	September 30, 2001
	(Dollars In Thousands)

Non-Accruing Loans	$1,382	$1,795
Accruing Loans Delinquent 90 Days or More	591	607
Foreclosed Assets	723	356
Total Non-Performing Assets	$2,696	$2,758
Total Non-Performing Assets as a Percentage of Total Assets	1.76%	1.81%

        Included in non-accruing loans at June 30, 2002, were 15 loans totaling $859,000 secured by one- to four-family real estate, 4 construction loans totaling $484,000 secured by one- to four-family real estate and 8 consumer loans totaling $39,000. All non-accruing loans at June 30, 2002, were located in our primary market area except for two loans totaling $69,000 secured by single family residences located in Wichita, Kansas and one loan totaling $307,000 secured by a single family residence located in Texas. All of the non-performing construction loans were originated at our loan production office in Lawrence, Kansas. In an effort to reduce non-performing loans in the future, since the second quarter of fiscal 2001, management has tightened its underwriting criteria for construction loans of manufactured homes. As a result, our non-performing construction loans of manufactured homes decreased $495,000, or 64.9%, from $763,000 at June 30, 2001 to $268,000 at June 30, 2002. At June 30, 2002, accruing loans delinquent 90 days or more consisted of 11 loans totaling $591,000 secured by one- to four-family real estate. At June 30, 2002, all of our accruing loans delinquent 90 days or more were secured by real estate located in our primary market area except for one loan totaling $120,000 secured by a single family residence located in Texas. At June 30, 2002, foreclosed assets consisted of 17 single family residences located in our primary market area. The properties have a carrying value of $723,000 and are currently offered for sale.

NEXT PAGE

        We have taken into account our non-performing assets and the composition of the loan portfolio in establishing the allowance for loan losses. The allowance for loan losses totaled $833,000 at June 30, 2002, which represented a $110,000 increase from the allowance for loan losses at September 30, 2001. The ratio of the allowance for loan losses as a percent of total loans increased from .54% at September 30, 2001 to .67% at June 30, 2002. The allowance for loan losses as a percent of non-performing loans increased from 30.09% at September 30, 2001 to 42.19% at June 30, 2002, primarily due to the increase in the allowance for loan losses at June 30, 2002.

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

Results of Operations - Comparison of Three and Nine Months Ended June 30, 2002 and June 30, 2001

        General. Net earnings for the three months ended June 30, 2002 were $295,000 as compared to $431,000 for the three months ended June 30, 2001, a decrease of $136,000, or 31.6%. The decrease in net earnings was primarily due to increases in non-interest expense of $171,000 and the provision for loan losses of $34,000, and a decrease in non-interest income of $26,000. These decreases to net earnings were partially offset by an increase in net interest income of $37,000 and a decrease in income tax expense of $58,000.

        Net earnings for the nine months ended June 30, 2002 were $1,650,000 as compared to $1,128,000 for the nine months ended June 30, 2001, an increase of $522,000, or 46.3%. The increase in net earnings was primarily due to the recognition of a $682,000 gain resulting from the cumulative effect of a change in accounting principle and, to a lesser extent, an increase in net interest income of $241,000, and a decrease in income tax expense of $41,000. These increases to net earnings were partially offset by increases in non-interest expense of $275,000, the provision for loan losses of $76,000 and, a decrease in non-interest income of $90,000. Excluding the cumulative effect of a change in accounting principle, net earnings for the nine months ended June 30, 2002, would have been $968,000 or a decrease of $160,000 from the nine months ended June 30, 2001.

NEXT PAGE

        Net Interest Income. Net interest income increased $37,000, or 2.9%, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This increase was due primarily to a decrease in interest expense of $397,000, or 23.1%, offset partially by a decrease in interest income of $360,000, or 12.0%. Interest expense decreased primarily due to a 116 basis point decrease in the average rate paid on interest-bearing liabilities and, to a lesser extent, a $17,000 decrease in the average balance of interest-bearing liabilities. Interest income decreased primarily due to a 95 basis point decrease in the average yield on interest-earning assets and, to a lesser extent, a $158,000 decrease in the average balance of interest-earning assets.

        Net interest income increased $241,000, or 6.5%, for the nine months ended June 30, 2002 as compared to the nine months ended June 30, 2001. This increase was due primarily to a decrease in interest expense of $1,016,000, or 19.3%, offset partially by a decrease in interest income of $775,000, or 8.6%. Interest expense decreased primarily due to a 103 basis point decrease in the average rate paid on interest-bearing liabilities offset partially by a $1.1 million increase in the average balance of interest-bearing liabilities. Interest income decreased primarily due to a 73 basis point decrease in the average yield on interest-earning assets offset partially by a $737,000 increase in the average balance of interest-earning assets. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 109.54% for the nine months ended June 30, 2001 to 109.18% for the nine months ended June 30, 2002.

        Interest Income. Interest income for the quarter ended June 30, 2002, decreased to $2.6 million from $3.0 million for the quarter ended June 30, 2001. This decrease resulted primarily from a decrease in the average yield on interest-earning assets and, to a lesser extent, a $158,000 decrease in the average outstanding balance of interest-earning assets. The average yield on interest-earning assets decreased by 95 basis points to 7.06% during the third quarter of fiscal 2002, from 8.01% during the third quarter of fiscal 2001. This decrease was caused primarily by the general decline in interest rates resulting in a reduction in yield on the Company's loan portfolio from 8.32% to 7.90%, mortgage-backed securities from 6.34% to 4.80%, investment securities from 5.55% to 4.16% and Federal Home Loan Bank stock from 7.08% to 4.74%. To a lesser extent, the decrease in yield was caused by a change in mix of interest-earning assets to a higher percentage of federal funds sold. This was due to decreases in the loans receivable, investment and mortgage-backed securities portfolios, all of which carry a higher rate of interest than federal funds sold.

        Interest income for the nine months ended June 30, 2002, decreased to $8.2 million from $9.0 million for the nine months ended June 30, 2001. This decrease resulted primarily from a decrease in the average yield on interest-earning assets. The average yield on interest-earning assets decreased by 73 basis points to 7.34% during the first nine months of fiscal 2002, from 8.07% during the first nine months of fiscal 2001. This decrease was caused primarily by the general decline in interest rates resulting in a reduction in yield on the Company's loan portfolio from 8.30% to 7.96%, mortgage-backed securities from 6.87% to 5.10%, investment securities from 6.36% to 4.63% and Federal Home Loan Bank stock from 7.69% to 5.14%. To a lesser extent, the decrease in yield was caused by a change in mix of interest-earning assets as stated above. The decrease in the average yield was partially offset by a $737,000 increase in the average outstanding balance of interest-earning assets during the nine months ended June 30, 2002 as compared to the nine months ended June 30, 2001.

NEXT PAGE

        Interest Expense. Interest expense for the quarter ended June 30,2002, decreased by $397,000 to $1.3 million as compared to $1.7 million for the quarter ended June 30, 2001. This decrease was primarily the result of a 116 basis point decrease in the average interest rate paid on interest-bearing liabilities, caused by a decrease in interest rates on savings deposits and Federal Home Loan Bank advances. The average interest rate paid on demand and NOW deposits decreased from 3.62% to 1.87%, savings deposits from 5.40% to 4.22% and FHLB advances from 5.56% to 5.53%.

        Interest expense for the nine months ended June 30,2002, decreased by $1,016,000 to $4.3 million as compared to $5.3 million for the nine months ended June 30, 2001. This decrease was primarily the result of a 103 basis point decrease in the average interest rate paid on interest-bearing liabilities, caused by a decrease in interest rates on savings deposits and Federal Home Loan Bank advances. The decrease in the average interest rate paid was partially offset by a $1.1 million increase in the average outstanding balance of interest-bearing liabilities during the nine months ended June 30, 2002 as compared to the nine months ended June 30, 2001. The increase in interest-bearing liabilities was primarily due to an $11.8 million increase in the average balance of savings deposits offset partially by a $10.7 million decrease in the average balance of advances outstanding from the Federal Home Loan Bank of Topeka.

        Provision for Loan Losses. The provision for loan losses represents a charge to earnings to maintain the allowance for loan losses at a level we believe is adequate to absorb probable incurred losses in the loan portfolio. The provision for loan losses amounted to $76,000 and $208,000 for the three and nine months ended June 30, 2002 as compared to $42,000 and $132,000 for the same periods in 2001. This increase in provision for loan losses was in recognition of the level of non-performing assets on our balance sheet. Non-performing assets increased $487,000, or 22.1%, from $2.2 million at June 30, 2001 to $2.7 million at June 30, 2002. We believe we use the best information available in providing for probable loan losses and we believe that the allowance is adequate at June 30, 2002. Future adjustments to the allowance could be necessary, however, and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

        Noninterest Income. Noninterest income decreased $26,000 to $96,000 during the three months ended June 30, 2002 as compared to $122,000 for the three months ended June 30, 2001. The decrease was primarily due to a $24,000 reduction in negative goodwill amortization during the period ended June 30, 2002 as compared to the period ended June 30, 2001. The reduction in negative goodwill amortization was a result of the adoption of Statement of Financial Accounting Standards 141 and 142 as of October 1, 2001.

        Noninterest income decreased $90,000 to $267,000 during the nine months ended June 30, 2002 as compared to $357,000 for the nine months ended June 30, 2001. The decrease was primarily due to the same reason as stated above. Recurring non-interest income generally consists of late charges and other fees associated with mortgage loans and checking and deposit account fees.

        Noninterest Expense. Total noninterest expense increased to $877,000 for the three months ended June 30, 2002 from $706,000 for the three months ended June 30, 2001, an increase of $171,000, or 24.2%. The increase was due primarily to increases in employee compensation and benefits of $83,000, foreclosed assets expense of $83,000, occupancy and equipment of $16,000 and data processing fees of $4,000. These increases were partially offset by a decrease in other operating expense of $15,000. The increase in compensation and benefits expense was primarily due to a reduction in loan originations resulting in less deferral of compensation expense. The increase in foreclosed assets expense was a result of an increase in the number of foreclosed assets, which contributed to an increase in real estate owned repairs and maintenance, taxes and insurance.

NEXT PAGE

        Total noninterest expense increased to $2.5 million for the nine months ended June 30, 2002 from $2.2 million for the nine months ended June 30, 2001, an increase of $275,000, or 12.4%. The increase was primarily due to increases in foreclosed assets expense of $140,000, employee compensation and benefits of $125,000 and occupancy and equipment of $24,000. These increases were partially offset by a decrease in other operating expense of $9,000 and data processing fees of $5,000. The increase in foreclosed assets expense was due to the same reason as stated above. The increase in compensation and benefits expense was, in addition to the reason stated above, the result of normal, annual cost of living increases in salaries and bonuses and the addition of a retail banking manager position.

        Income Tax Expense. Income tax expense was $169,000 for the quarter ended June 30, 2002 compared to $227,000 for the quarter ended June 30, 2001, a decrease of $58,000. Our effective tax rates were 36.4% and 34.5% for the three months ended June 30, 2002 and June 30, 2001, respectively, based on earnings before the cumulative effect of the change in accounting for negative goodwill. There is no income tax effect as a result of this change. However, rates were lower for the June 30, 2001 period due primarily to negative goodwill amortization which is not included in income for income tax calculation purposes, resulting in a lower effective tax rate.

        Income tax expense was $553,000 for the nine months ended June 30, 2002 compared to $594,000 for the nine months ended June 30, 2001, a decrease of $41,000. Our effective tax rates were 36.4% and 34.5% for the nine months ended June 30, 2002 and June 30, 2001, respectively. Rates were lower during the June 30, 2001 period due to the same reason as stated above.

        Liquidity and Capital Resources. Our primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank of Topeka advances and funds provided by operations. While scheduled loan and mortgage-backed security repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. Current Office of Thrift Supervision regulations require First Federal to maintain adequate cash and eligible investments in order to meet our liquidity needs deemed necessary to fund deposit withdrawals and other short-term funding needs. Management believes that we have and will continue to have adequate liquidity for the foreseeable future. As of June 30, 2002, First Federal's liquidity ratio was 10.90% as compared to 1.96% at September 30, 2001. The increase was primarily due to the reduction in the loan portfolio and reinvestment of the proceeds into liquid assets.

        We use our capital resources principally to meet our ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At June 30, 2002, we had outstanding commitments to extend credit which amounted to $1.2 million, including commitments on construction loans. We consider our liquidity and capital resources to be adequate to meet foreseeable short- and long-term needs. We expect to be able to fund or refinance, on a timely basis, our material commitments and long-term liabilities.

NEXT PAGE

        Regulatory standards impose the following capital requirements on First Federal: a tangible capital ratio expressed as a percent of total adjusted assets, a leverage ratio of core capital to total adjusted assets, and a risk-based capital standard expressed as a percent of risk-adjusted assets. As of June 30, 2002, we exceeded all regulatory capital standards.

        At June 30, 2002, First Federal's tangible capital was $13.8 million, or 9.04% of adjusted total assets, which is in excess of the 1.5% requirement by $11.5 million. In addition, at June 30, 2002, we had core capital of $13.8 million, or 9.04% of adjusted total assets, which exceeds the 4% requirement by $7.7 million. Risk-based capital was $14.7 million at June 30, 2002, or 17.24% of risk-adjusted assets, which exceeds the 8.0% risk-based capital requirement by $7.9 million.

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

FIRST INDEPENDENCE CORPORATION Registrant

Date:	August 13, 2002	/s/ Larry G. Spencer Larry G. Spencer President and Chief Executive Officer

Date:	August 13, 2002	/s/ James B. Mitchell James B. Mitchell Vice President and Chief Financial Officer

NEXT PAGE

CERTIFICATION OF PERIODIC REPORT

        I, Larry G. Spencer, President and Chief Executive Officer and James B. Mitchell, Vice President and Chief Financial Officer of First Independence Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 that:

(1)	the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition of the Company as of June 30, 2002 and the results of operations of the Company for the three and nine months ended June 30, 2002.

FIRST INDEPENDENCE CORPORATION Registrant

Date:	August 13, 2002	/s/ Larry G. Spencer Larry G. Spencer President and Chief Executive Officer

Date:	August 13, 2002	/s/ James B. Mitchell James B. Mitchell Vice President and Chief Financial Officer

END