Form 10KSB
period 2002-09-30
FIRST INDEPENDENCE CORP /DE/
filed 2002-12-30
CIK 908486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended September 30, 2002

OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
             1934
             For the transition period from                to

Commission File Number 0-22184

FIRST INDEPENDENCE CORPORATION

(Name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3899950 (I.R.S. Employer Identification No.)
Myrtle and Sixth Streets, Independence, Kansas (Address of principal executive offices)	67301 (Zip Code)

Registrant's telephone number, including area code:   (620) 331-1660

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

            Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

             State the issuer's revenues for its most recent fiscal year: $11,154,884.

             The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on The Nasdaq Stock Market as of December 2, 2002, was $10.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

             As of December 2, 2002, there were issued and outstanding 925,456 shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended September 30, 2002.

Part III of Form 10-KSB - Proxy Statement for 2003 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format: YES __. NO X .

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

            At September 30, 2002, we had total assets of $156.1 million, and stockholders' equity of $14.6 million.

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

NEXT PAGE

Market Area

            Through our offices in Independence, Coffeyville and Neodesha, Kansas, we currently serve primarily Montgomery and Wilson Counties, Kansas and, to a lesser extent, the eastern part of Chautauqua County, Kansas. We also originate construction loans in Douglas County, Kansas through a loan production office in Lawrence, Kansas, which is the County Seat of Douglas County and the home of Kansas University. We compete in loan originations and in attracting deposits with approximately 19 financial institutions serving our primary market area. We estimate our share of the savings market in Montgomery and Wilson Counties to be approximately 15%.

            Independence, Kansas, located in southeastern Kansas, is approximately 110 miles from Wichita, Kansas. Independence is the County Seat of Montgomery County and the location of Independence Community College.

            Montgomery and Wilson Counties have a population of approximately 36,300 and 10,300, respectively. Although the economy of southeast Kansas is closely tied to the gas, oil and agricultural industries, Montgomery and Wilson Counties have attracted a variety of other industries. Major employers in our market area include Cessna Aircraft Company, a manufacturer of single engine airplanes, Dana Engine Controls, a manufacturer of electronic and electrical parts, Cobalt Boats, a manufacturer of boats and car hatch covers and Amazon.com, an online shopping site. The economic environment that will influence the Company over the next year could be described as uncertain. Douglas County, the location of First Federal's loan production office in Lawrence, has good economic projections, portending a continuing opportunity for interim construction lending.

Lending Activities

            General. We emphasize, subject to market conditions, the origination and holding of adjustable-rate mortgage loans and loans with shorter terms to maturity than traditional 30-year, fixed-rate loans. Our strategy has been to increase the percentage of assets in our portfolio with more frequent repricing or shorter maturities. In response to customer demand, however, we originate for our loan portfolio fixed-rate mortgages with terms not greater than 30 years.

            Our primary focus in lending activities is on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. Recently, a significant portion of our lending has been in the form of construction loans. To a much lesser extent, we also originate loans secured by non-residential real estate and consumer loans and a limited amount of multi-family real estate loans. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities." At September 30, 2002, our net loan portfolio totaled $118.7 million.

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

            The aggregate amount of loans that First Federal is permitted to make under applicable federal regulations to any one borrower, including related entities, is generally equal to the greater of 15% of unimpaired capital and surplus or $500,000. At September 30, 2002, the maximum amount which First Federal could have lent to any one borrower and the borrower's related entities was approximately $2.1 million. See "Regulation - Federal Regulation of Savings Associations."

NEXT PAGE

            Loan Portfolio Composition. The following information sets forth the composition of our loan portfolio in dollar amounts and in percentages (before deductions (or additions) for loans in process, deferred fees and discounts, and allowances for losses) as of the dates indicated.

	September 30,
	2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans
One- to four-family	$86,986	69.06%	$ 93,534	64.71%	$ 90,928	66.90%
Multi-family	1,094.87		865	0.60	339	0.25
Non-residential	9,924	7.88	12,239	8.47	11,080	8.15
Construction	22,901	18.18	32,731	22.65	28,152	20.72
Total real estate loans	120,905	95.99	139,369	96.43	130,499	96.02

Consumer Loans
Automobile	2,338	1.86	2,541	1.75	2,578	1.90
Home equity	1,413	1.12	1,301	0.90	927	0.68
Deposit account	466.37		487	0.34	980	0.72
Home improvement	79.06		86	0.06	123	0.09
Other	754.60		749	0.52	806	0.59

Total consumer loans	5,050	4.01	5,164	3.57	5,414	3.98

Total Loans	125,955	100.00%	144,533	100.00%	135,913	100.00%

Less
Loans in process	6,176		10,614		9,665
Deferred fees and discounts	285		358		371
Allowance for losses	828		723		758
Total loans receivable, net	$ 118,666		$132,838		$125,119

NEXT PAGE

            The following table shows the composition of our loan portfolio by fixed- and adjustable-rate categories at the dates indicated.

	September 30,
	2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Fixed-Rate Loans
Real estate:
One- to four-family	$63,338	50.29%	$ 66,796	46.21%	$ 67,253	49.48%
Multi-family	1,038.83		803	0.56	--	--
Non-residential	7,440	5.91	9,076	6.28	8,019	5.90
Construction	22,901	18.18	32,731	22.65	28,152	20.72
Total fixed-rate real estate loans	94,717	75.21	109,406	75.70	103,424	76.10
Consumer	3,637	2.89	3,863	2.67	4,487	3.30
Total fixed-rate loans	98,354	78.10	113,269	78.37	107,911	79.40

Adjustable-Rate Loans
Real estate:
One- to four-family	23,648	18.77	26,738	18.50	23,675	17.42
Multi-family	56.04		62	0.04	339	0.25
Non-residential	2,484	1.97	3,163	2.19	3,061	2.25
Total adjustable-rate real estate loans	26,188	20.78	29,963	20.73	27,075	19.92
Consumer	1,413	1.12	1,301	0.90	927	0.68
Total adjustable-rate loans	27,601	21.90	31,264	21.63	28,002	20.60

Total Loans	125,955	100.00%	144,533	100.00%	135,913	100.00%

Less
Loans in process	6,176		10,614		9,665
Deferred fees and discounts	285		358		371
Allowance for losses	828		723		758

Total loans receivable, net	$118,666		$132,838		$125,119

NEXT PAGE

            The following schedule shows the scheduled contractual maturities of our loan portfolio at September 30, 2002. Mortgages which have adjustable or renegotiable interest rates are shown as repaying in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One- to Four-Family		Multi-family, and Non-Residential		Construction		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During Periods Ending September 31,
2003	$ 180	8.07%	$ 442	8.13%	$21,601	7.61%	$2,033	7.86%	$24,256	7.64%
2004 and 2007	1,569	7.39	475	8.44	314	7.43	2,778	8.64	5,136	8.16
2008 and following	85,237	7.31	10,101	7.97	986	7.18	239	7.68	96,563	7.38
Total	$86,986		$11,018		$22,901		$ 5,050		$125,955

            The total amount of loans due after September 30, 2003, which have predetermined interest rates is $75.5 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $26.2 million.

NEXT PAGE

            One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by our marketing efforts, through our present customers and walk-in customers, and referrals from real estate brokers and builders. We have focused our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in our market area. At September 30, 2002, our one- to four-family residential mortgage loans, totaled $87.0 million, or 69.06% of our loan portfolio.

            We currently make adjustable-rate, one- to four-family residential mortgage loans in amounts up to 97% of the appraised value, or selling price, of the security property, whichever is less. For loans with a loan-to-value ratio of 90% or greater, we require private mortgage insurance in order to reduce our exposure level to less than an 80% loan-to-value ratio. For loans with loan-to-value ratios of greater than 80% but less than 90%, we typically require private mortgage insurance to reduce our exposure. The determination as to whether to obtain such insurance is made on a case-by-case basis, based on a variety of factors including the borrower's payment history, the borrower's length of employment, the quality of the property, the term of the loan and the debt to income ratio of the borrower. At September 30, 2002, we had 709 loans totaling $44.8 million with a loan-to-value ratio of greater than 80%, but less than 90% and 396 loans totaling $21.7 million with a loan-to-value ratio of 90% or greater.

            We currently offer mortgage loans with a fixed rate of interest for either the first five years or three years of the loan term that automatically convert to a one-year adjustable-rate mortgage loan during the year following the fixed term. Rates are determined in accordance with market and competitive factors for a term of up to 30 years. The interest rate charged on adjustable-rate mortgage loans currently originated by us is based upon the one year Constant Maturity Treasury Index. The adjustable-rate loans currently originated by us provide for a 2% annual adjustment cap, and a 6% lifetime cap on the interest rate adjustment over the rate in effect on the date of origination. The actual interest rate on these adjustable-rate loans may not be reduced below 5% over the life of the loan. The annual and lifetime caps on interest rate increases reduce the extent to which these loans can help protect us against interest rate risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management and Market Risk" in our Annual Report to Stockholders for the year ended September 30, 2002, attached hereto as Exhibit 13 (the "Annual Report to Stockholders"). Approximately 19.3% of the loans secured by one- to four-family real estate originated by us during fiscal 2002 were originated with adjustable rates of interest. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities."

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

NEXT PAGE

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

            Approximately $1.5 million, or 1.68% of our one- to four-family residential mortgage loan portfolio, was purchased by us. These loans are primarily secured by property located in Texas and have been in our portfolio for several years. We have purchased only a limited amount of one- to four-family residential mortgage loans since 1989. The level of delinquencies in our portfolio of purchased loans secured by one- to four-family residential real estate is consistent with that of the loans originated and retained by us.

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

            Construction Lending. We also make construction loans to builders and individuals for the construction of residences. There were $22.9 million of construction loans outstanding at September 30, 2002.

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

NEXT PAGE

            Our Lawrence loan production office also originates loans secured by manufactured homes. These loans generally have terms of twelve months or less and interest rates tied to the prime rate plus a margin. Once the loan rate is determined, however, it remains fixed for the term of the loan. The proceeds from these loans are used to fund the site preparation, purchase and improvements of the manufactured homes, during which time the borrower pays interest only. A take out by a third party lender that provides for the permanent financing is obtained prior to the closing of the construction loan. Once the project is complete, our construction loan is paid-off by the lender providing the permanent financing. At September 30, 2002, we had $2.2 million in loans secured by manufactured homes, representing 1.77% of our loan portfolio.

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

            Non-Residential/Multi-Family Real Estate Lending. In order to enhance the yield on and decrease the average term to maturity of our assets, we have originated and purchased permanent loans and participation interests in loans originated by other lenders secured by non-residential and multi-family real estate. We also have a limited amount of loans secured by land. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management and Market Risk" in the Annual Report to Stockholders. At September 30, 2002, we had $11.0 million in non-residential/ multi-family real estate loans, representing 8.75% of our loan portfolio.

            Approximately 2.10% of the property securing our non-residential/multi-family (including land) real estate loan portfolio is located outside our primary market area. Many of the properties securing these purchased loans or participations are located in Texas and neighboring states. Some of these areas have experienced adverse economic conditions including a general softening in real estate markets and the local economy, which may result in increased loan delinquencies and loan losses. However, most of our non-residential/multi-family real estate loan portfolio is seasoned and, during the past five years, we have had no significant purchases or participations in such loans.

            The table below sets forth, by type of security property, our non-residential/multi-family real estate loans at September 30, 2002.

NEXT PAGE

	Number of Loans	Outstanding Principal Balance	Amount Non-Performing or of Concern
	(Dollars in Thousands)

Multi-family	4	$1,094	--
Small business facilities and office buildings	68	4,637	--
Health care facility	8	3,032	--
Churches	1	1	--
Warehouse/mini-storage	1	77	--
Hotel/motel	2	71	--
Land	45	2,106	--

Total multi-family residential and non-residential real estate loans	129	$11,018	$ --

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

            At September 30, 2002, we had no non-residential/multi-family real estate loans to one borrower, or group of borrowers, which had an existing carrying value in excess of $500,000, except for the loans to four unrelated borrowers or groups of borrowers described below. The first borrower had three loans on non-residential properties with aggregate borrowings totaling $1,672,000. The first loan is secured by a residential care facility located in Caney, Kansas and had an outstanding balance at September 30, 2002 of $746,000. The second loan is secured by a nursing home located in Caney, Kansas and had an outstanding balance at September 30, 2002 of $695,000. The third loan is secured by a residential care facility located in Chanute, Kansas and had an outstanding balance at September 30, 2002 of $231,000. The other loans in excess of $500,000 at September 30, 2002, included a loan with an outstanding balance of $1,054,000 secured by a nursing home located in Independence, Kansas and a loan with an outstanding balance of $641,000 secured by apartments located in Independence, Kansas. All of these loans were current at September 30, 2002. See "Regulation - Federal Regulation of Savings Associations."

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

NEXT PAGE

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

            Consumer Lending. We believe that the offering of consumer loan products helps to expand and create stronger ties to our existing customer base, by increasing the number of customer relationships and providing cross-marketing opportunities. In addition, consumer loans generally have shorter terms to maturity, thus reducing our exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. At September 30, 2002, our consumer loan portfolio totaled $5.1 million and was 4.01% of our total loan portfolio. Under applicable federal law, First Federal is authorized to invest up to 35% of our assets in consumer loans.

            First Federal offers a variety of secured consumer loans, including home equity loans, home improvement loans, auto loans, and loans secured by savings deposits and other consumer collateral. We also offer a limited amount of unsecured loans. We currently originate all of our consumer loans in our primary market area solely on a direct basis. Direct loans are made when we extend credit directly to the borrower, in contrast to indirect loans which are obtained when loan contracts are purchased by us or other institution from retailers who have extended credit to their customers for goods or services.

            Automobile loans, which represents the largest percentage of our consumer loan portfolio, comprised approximately 46.30% of our total consumer loan portfolio at September 30, 2002. We originate automobile loans on both new and used automobiles. All of our automobile loans are made on a direct basis. Our automobile loans typically are originated at fixed interest rates with terms up to 66 months for new and used vehicles. Loans secured by automobiles are generally originated for up to 125% of retail value of the automobile securing the loan.

            Our home equity and home improvement loans comprised approximately 29.54% of our total consumer loan portfolio at September 30, 2002. Borrowers may qualify for loans in amounts, together with the amount of the existing first mortgage, of up to 100% of the appraised value of the property securing the loan. The term to maturity on such loans may be up to ten years.

            Other consumer loan terms vary according to the type of collateral, length of contract and credit worthiness of the borrower. Our consumer loans generally have a fixed rate of interest, except for the home equity lines of credit which adjust based upon changes in the prime rate. At September 30, 2002, we had $750,000 of unused credit available under our home equity line of credit program.

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

NEXT PAGE

            Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as checking account overdraft privilege loans, or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in our consumer loan portfolio has generally been low (at September 30, 2002, $74,000, or approximately 1.47% of the consumer loan portfolio, was 60 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

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

            We have underwritten our loan purchases using the same criteria we use in originating loans. Servicing of purchased loans is generally performed by the seller. At September 30, 2002, approximately $1.0 million of First Federal's loan portfolio was serviced by others.

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

            We had $612,000 in loans serviced for others as of September 30, 2002. We originate loans to either resell in the secondary market or to retain in our portfolio, depending on the yield on the loan and our asset/liability management objectives. Our one-to-four family, fixed rate, residential real estate loans originated for portfolio are generally originated and underwritten according to standards that qualify such loans to be included in Federal Home Loan Mortgage Corporation's ("FHLMC") purchase and guarantee program. For the year ended September 30, 2002, we sold $149,000 of one-to-four family residential mortgage loans. However, our approval to sell loans to FHLMC was not received until the fourth quarter of fiscal 2002. Therefore, we anticipate an increased volume of loan sales during the 2003 fiscal year as compared to the 2002 fiscal year. We do not currently retain servicing rights to those loans sold in the secondary market.

            The following table shows our loan originations, purchases, [sales] and repayment activities for the periods indicated.

NEXT PAGE

	Year Ended September 30,
	2002	2001	2000
	(In Thousands)
Originations by type
Adjustable-rate:
Real estate - one- to four-family	$2,667	$ 4,411	$ 8,055
- non-residential	790	725	25
Consumer - home equity	346	231	192
Total adjustable-rate	3,803	5,367	8,272
Fixed-rate:
Real estate - one- to four-family	11,136	14,313	12,056
- non-residential	1,495	1,753	876
Construction	23,948	32,802	37,245
Consumer - non-residential	3,290	4,431	3,960
Total fixed-rate	39,869	53,299	54,137
Total loans originated	43,672	58,666	62,409

Purchases
Mortgage-backed securities (excluding REMICs and CMOs)	4,146	--	--
Real estate - one- to four-family	--	615	--
- non-residential	--	--	1,242
Total purchased	4,146	615	1,242
Sales and Repayments
Loan Sales	149	--	--
Mortgage-backed securities	1,916	1,440	2,118
Principal repayments(1)	62,258	50,661	52,167
Total reductions	64,323	52,101	54,285
Increase (decrease) in other items, net(2)	4,541	(926)	695
Net increase (decrease)	($11,964)	$ 6,254	$10,061
___________________________

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

NEXT PAGE

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

            Delinquent Loans. The following table sets forth information concerning delinquent loans at September 30, 2002, in dollar amounts and as a percentage of our loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

	Loans Delinquent for:						Total Loans Delinquent
	60-90 Days			Over 90 Days			60 Days or More
	Number	Amount	Percent of Total Loan Portfolio	Number	Amount	Percent of Total Loan Portfolio	Number	Amount	Percent of Total Loan Portfolio
	(Dollars in Thousands)
Real Estate:
One- to four-family	7	$ 343.27%		28	$1,574	1.25%	35	$1,917	1.52%
Non-residential	1	56.04		--	--	--	1	56.04
Construction	1	58.05		--	--	--	1	58.05
Consumer	5	41.03		10	33.03		15	74.06

Total	14	$498.39%		38	$1,607	1.28%	52	$2,105	1.67%
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

NEXT PAGE

	Year Ended September 30,
	2002	2001	2000
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family	$1,351	$1,022	$ 587
Non-residential/multi-family real estate	--	--	50
Construction	212	670	408
Consumer	34	103	56
Total non-accruing loans	1,597	1,795	1,101

Accruing loans delinquent 90 days or more:
One- to four-family	223	607	169
Non-residential/multi-family real estate	--	--	18
Total accruing loans delinquent 90 days or more	223	607	187

Troubled debt restructurings:
Consumer	--	--	23
Total non-performing loans	1,820	2,402	1,311
Real estate acquired through foreclosure:
One- to four-family	730	356	423

Total non-performing assets	$ 2,550	$2,758	$1,734
Total as a percentage of total assets	1.63%	1.81%	1.16%

            For the year ended September 30, 2002, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $66,000. The amount included in interest income on such loans was $47,000 for the year ended September 30, 2002.

            Except as discussed under the caption "Classified Assets" below, as of September 30, 2002, there were no loans which were not included in the table above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

            Real Estate Acquired Through Foreclosure. At September 30, 2002, our real estate acquired through foreclosure consisted of 16 single family residences located in our market area. The properties have a carrying value of $730,000 and are currently held for sale.

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

NEXT PAGE

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

            In connection with the filing of our periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. We had classified assets, all of which at September 30, 2002 are included in the table of non-performing assets on the previous page, as follows:

	September 30,
	2002	2001	2000
	(Dollars in Thousands)

Substandard	$2,550	$2,758	$1,640
Doubtful	--	--	71
Loss	--	--	--
Watch List	--	--	--

Total classified assets	$2,550	$2,758	$1,711
            Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on our evaluation of the probable losses in our loan portfolio and changes in the nature and volume of our loan activity. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan allowance. Although we believe we use the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations. At September 30, 2002, we had an allowance for loan losses of $828,000.

NEXT PAGE

            The following table sets forth an analysis of our allowance for loan losses at the dates indicated.

	Year Ended September 30,
	2002	2001	2000
	(Dollars in Thousands)

Balance at beginning of fiscal year	$ 723	$758	$753

Provision	220	177	99

Charge-offs:
One- to four-family	28	176	78
Construction Loans	59	--	--
Consumer Loans	35	36	16

Total Charge-offs	122	212	94

Recoveries:
Consumer Loans	7	--	--

Net charge-offs	115	212	94
Balance at end of fiscal year	$ 828	$723	$758

Ratio of net charge-offs during the fiscal year to total loans at end of fiscal year	0.10%	0.16%	0.08%

Allowance for loan losses to total loans at end of fiscal year	0.70%	0.54%	0.61%

Allowance for loan losses to non-performing loans at end of fiscal year	45.51%	30.09%	57.86%

            The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:

	September 30,
	2002		2001		2000
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Real Estate
One- to four-family	$491	69.06%	$283	64.71%	$353	66.90%
Multi-family	--	.87	--	0.60	--	0.25
Non-residential	54	7.88	98	8.47	103	8.15
Construction	224	18.18	309	22.65	275	20.72
Consumer	59	4.01	33	3.57	27	3.98
Total	$828	100.00%	$723	100.00%	$758	100.00%

Investment Activities

            General. First Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid

NEXT PAGE

assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At September 30, 2002, our liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 13.04%. If liquidity is required beyond what we are able to generate internally, we also have additional borrowing capacity with the FHLB of Topeka of approximately $30.4 million at September 30, 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report to Stockholders.

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

            Investment Securities. Our securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors. Investments may be made by First Federal officers within specified limits and must be approved in advance by the Board of Directors for transactions over certain limits. At September 30, 2002, investment securities totaled $10.3 million, or 6.6% of total assets. As of that date, we also had a $2.0 million investment in FHLB stock, satisfying our requirement for membership in the FHLB of Topeka. It is our general policy to purchase investment securities which are U.S. Government securities or federal agency obligations or other issues that are rated investment grade or have credit enhancements.

NEXT PAGE

            The following table sets forth the composition of our securities portfolio at the dates indicated.

	September 30,
	2002		2001		2000
	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
	(Dollars in Thousands)
Securities held to maturity:
Federal agency obligations	$10,122	98.07%	$3,998	76.75%	$6,100	71.86%
U.S. Government Securities	--	--	--	--	200	2.36
Municipal Securities	199	1.93	197	3.78	196	2.31
Total Securities held to maturity	10,321	100.00	4,195	80.53	6,496	76.53

Securities available for sale:
Federal agency obligations	--	--	1,014	19.47	1,992	23.47
Total securities	$10,321	100.00%	$5,209	100.00%	$8,488	100.00%

Average remaining life or term to repricing of securities	2.32 yrs.		4.77 yrs.		3.16 yrs.

Other Interest-Earning Assets:
Short-term money market investments	$11,709	100.00%	$1,905	100.00%	$1,471	100.00%

Average remaining life or term to repricing of securities and other interest-earning assets	1.10 yrs.		3.50 yrs.		2.69 yrs.

            The composition and maturities of the securities portfolio are indicated in the following table.

	September 30, 2002
	1 Year or Less	After 1 Year through 5 Years	After 5 Years to 10 Years	After 10 Years	Total Investment Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value
	(Dollars in Thousands)
Held to Maturity:
Municipal securities	$ --	$ 199	$ --	$ --	$ 199	$ 204
Federal agency obligations	1,000	9,122	--	--	10,122	10,344
Total investment securities	$1,000	$9,321	--	$ --	$10,321	$10,548
Weighted average yield	5.55%	3.90%	--%	--%	4.06%

            Our securities portfolio at September 30, 2002, did not contain securities of any issuer with an aggregate book value in excess of 10% of our stockholders' equity, excluding securities issued by the United States Government, or its agencies.

            Mortgage-Backed Securities. We have a portfolio of mortgage-backed securities and have utilized such investments to complement our mortgage lending activities. At September 30, 2002, our mortgage-backed securities totaled $9.5 million. For information regarding the carrying and fair values of our mortgage-backed securities portfolio, see Note D of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders.

NEXT PAGE

            At September 30, 2002, $4.3 million, or 45.3%, of First Federal's mortgage-backed securities carried adjustable-rates of interest. Under the OTS's risk-based capital requirements, Ginnie Mae mortgage-backed securities have a zero percent risk weighting and Fannie Mae, Freddie Mac and AA-rated mortgage-backed securities have a 20% risk weighting, in contrast to the 50% risk weighting carried by one- to four-family performing residential mortgage loans.

            The following table sets forth the contractual maturities of the mortgage-backed securities at September 30, 2002.

	Due in
	1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	Book Value
	(Dollars in Thousands)
Held to Maturity
Adjustable-Rate Mortgage-Backed Securities:
Freddie Mac	$ --	$ --	$ --	$1,728	$1,728
Fannie Mae	--	--	--	2,570	2,570
Total adjustable-rate	--	--	--	4,298	4,298

Fixed-Rate Mortgage-Backed Securities:
Freddie Mac	--	320	235	123	678
Fannie Mae	--	132	206	4,147	4,485
Ginnie Mae	--	--	--	27	27
Total fixed-rate	--	452	441	4,297	5,190
Total mortgage-backed securities held to maturity	$ --	$452	$441	$8,595	$9,488

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

NEXT PAGE

attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

            The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered for the dates indicated and the rates offered. See Note I of the Notes to the Consolidated Financial Statements in the Annual Report to Stockholders for weighted average nominal rates.

	September 30,
	2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transactions and Savings Deposits:
Passbook Demand (1.25-2.85%)	$ 6,208	5.74%	$ 5,109	4.93%	$ 4,527	4.80%
NOW Accounts (.25-2.25%)	8,458	7.81	8,545	8.24	7,182	7.62
Money Market Accounts (1.00-5.25%)	27,208	25.13	26,464	25.53	24,729	26.24

Total Transactions and Savings Deposits	41,874	38.68	40,118	38.70	36,438	38.66

Certificates:
1.00 - 1.99%	1,151	1.07	--	--	--	--
2.00 - 2.99%	6,771	6.26	--	--	--	--
3.00 - 3.99%	31,576	29.16	1,262	1.22	--	--
4.00 - 4.99%	11,892	10.98	12,537	12.09	2,519	2.67
5.00 - 5.99%	11,729	10.83	31,982	30.85	44,596	47.32
6.00 - 6.99%	3,228	2.99	17,670	17.05	10,575	11.22

Total Certificates	66,347	61.29	63,451	61.21	57,690	61.21
Accrued Interest	40	0.03	98	0.09	118	0.13
Total Deposits	$108,261	100.00%	$103,667	100.00%	$94,246	100.00%

NEXT PAGE

            The following table sets forth our savings flows during the periods indicated. Net increase refers to the amount of deposits during a period less the amount of withdrawals during the period.

	Year Ended September 30,
	2002	2001	2000
	(Dollars in Thousands)

Opening balance	$103,569	$ 94,128	$ 95,453
Deposits	172,978	169,374	145,613
Withdrawals	(171,433)	(163,724)	(150,535)
Interest credited	3,107	3,791	3,597
Ending balance	$ 108,221	$ 103,569	$ 94,128

Net increase (decrease)	$ 4,652	$ 9,441	$ (1,325)

Percent increase (decrease)	4.49%	10.03%	(1.39)%

            The following table shows rate and maturity information for our certificates of deposit as of September 30, 2002.

	1.00- 1.99%	2.00- 2.99%	3.00- 3.99%	4.00- 4.99%	5.00- 5.99%	6.00- 6.99%	Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:

December 31, 2002	$ 229	$ 587	$ 3,449	$ 1,886	$ 4,631	$ 1	$10,783	16.25%
March 31, 2003	922	713	4,646	4,020	570	--	10,871	16.39
June 30, 2003	--	707	7,906	1,359	874	--	10,846	16.35
September 30, 2003	--	3,430	5,408	--	892	122	9,852	14.85
December 31, 2003	--	102	2,985	256	744	439	4,526	6.82
March 31, 2004	--	1,232	4,500	832	548	--	7,112	10.72
June 30, 2004	--	--	801	83	383	14	1,281	1.93
September 30, 2004	--	--	920	--	676	99	1,695	2.56
December 31, 2004	--	--	209	--	413	5	627.95
March 31, 2005	--	--	652	--	233	176	1,061	1.60
June 30, 2005	--	--	--	--	18	589	607.91
September 30, 2005	--	--	--	39	--	367	406.61
December 31, 2005	--	--	20	--	--	427	447.67
Thereafter	--	--	80	3,417	1,747	989	6,233	9.39

TOTAL	$1,151	$6,771	$31,576	$11,892	$11,729	$3,228	$66,347	100.00%

Percent of Total	1.73%	10.21%	47.59%	17.92%	17.68%	4.87%	100%

NEXT PAGE

            The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of September 30, 2002.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In Thousands)

Certificates of deposit less than $100,000	$ 9,172	$ 9,009	$ 17,435	$20,686	$56,302
Certificates of deposit of $100,000 or more	1,411	1,462	3,263	3,309	9,445
Public funds(1)	200	400	--	--	600
Total certificates of deposit	$10,783	$10,871	$20,698	$23,995	$66,347

_____________________

(1)  Deposits from governmental and other public entities.

            Borrowings. Although deposits are our primary source of funds, our policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return. In addition, we have relied upon borrowings for short-term liquidity needs.

            We may obtain advances from the FHLB of Topeka upon the security of our capital stock in the FHLB of Topeka and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At September 30, 2002, we had $32.0 million in FHLB advances outstanding.

            The following table sets forth the maximum month-end balance and average balance of our FHLB advances and other borrowings at and for the dates indicated.

	At and For the Year Ended September 30,
	2002	2001	2000
	(In Thousands)

Maximum Balance: FHLB advances	$32,300	$42,000	$39,100

Average Balance: FHLB advances	$29,192	$38,583	$34,975

            The following table sets forth certain information as to our FHLB advances at the dates indicated.
	September 30,
	2002	2001	2000
	(Dollars in Thousands)

FHLB advances	$32,000	$33,000	$39,100

Weighted average interest rate of FHLB advances	5.289%	5.635%	6.123%

Regulation

            General. First Federal is a federally chartered savings association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, First Federal is subject to broad federal regulation, primarily by the OTS and oversight extending to all its

NEXT PAGE

operations. First Federal is a member of the FHLB of Topeka and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of First Federal, First Independence is also subject to federal regulation by the OTS and oversight which is designed to protect subsidiary savings associations, like First Federal. First Federal is a member of the SAIF, which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of First Federal are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over First Federal.

            Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

            Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of First Federal was as of September 30, 2001. When these examinations are conducted by the OTS and the FDIC, the examiners may require First Federal to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. First Federal's OTS assessment for the fiscal year ended September 30, 2002 was $44,038.

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

            First Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 2002, First Federal's lending limit under this restriction was $2.1 million. First Federal is in compliance with the loans-to-one-borrower limitation.

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

NEXT PAGE

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

            FDIC-insured institutions are subject to assessments to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crisis in the 1980's. Currently, the rate established by the FDIC for this purpose is a 1.68 basis points per dollar of SAIF deposits and BIF deposits.

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

            The OTS capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At September 30, 2002, First Federal did not have any intangible assets.

            At September 30, 2002, First Federal had tangible capital of $14.2 million, or 9.12% of adjusted total assets, which is approximately $11.9 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

            As a result of the prompt corrective action provisions discussed below, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition allows it to maintain a 3% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. At September 30, 2002, First Federal had no intangible assets which were included in core capital.

            At September 30, 2002, First Federal had core capital equal to $14.2 million, or 9.12% of adjusted total assets, which is $8.0 million above the requirement of 4% as in effect on that date.

            The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as

NEXT PAGE

core capital and loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 2002, First Federal had $828,000 of loan and lease loss allowances, which was less than 1.25% of risk-weighted assets.

            Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and reciprocal holdings of qualifying capital instruments. First Federal had no exclusions from capital and assets at September 30, 2002.

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

            On September 30, 2002, First Federal had total capital of $15.1 million (including $14.2 million in core capital and $828,000 in qualifying supplementary capital) and risk-weighted assets of $83.6 million, or total capital of 18.01% of risk-weighted assets. This amount was $8.4 million above the 8% requirement in effect on that date.

            Under the prompt corrective action regulations, the OTS and the FDIC are authorized, and under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any undercapitalized association must submit a capital restoration plan and until the plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

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

NEXT PAGE

liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report to Stockholders.

             Qualified Thrift Lender Test. All savings associations, including First Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 2002, First Federal met the test and has always met the test since its effectiveness.

            Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If the association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank. It is limited to national bank branching rights and it is subject to national bank limits for payment of dividends. If the association has not requalified or converted to a national bank within three years after the failure, it must divest all investments and cease all activities not permissible for a national bank. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

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

            Due to the heightened attention being given to the CRA in recent years, First Federal may be required to devote additional funds for investment and lending in its local community. First Federal was examined for CRA compliance in 2002 and received a rating of "satisfactory."

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

            Certain transactions with directors, officers or controlling persons are also subject to restrictions under statutes and regulations enforced by the OTS. These statutes and regulations also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

NEXT PAGE

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

            If First Federal fails the QTL test, within one year of the failure First Independence must register as, and will become subject to, the restrictions applicable to bank holding companies. See "- Qualified Thrift Lender Test."

            First Independence must obtain approval from the OTS before acquiring control of any other savings association. Interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 2002, First Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

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

NEXT PAGE

            As a member, First Federal is required to purchase and maintain stock in the FHLB of Topeka. At September 30, 2002, First Federal had $2.0 million in FHLB stock, which was in compliance with this requirement. In past years, First Federal has received substantial dividends on its FHLB stock. Over the past five fiscal years these dividends have averaged 6.99% and were 5.0% for fiscal 2002.

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

            For the fiscal year ended September 30, 2002, dividends paid by the FHLB of Topeka to First Federal totaled $105,409, which constitutes a $60,623 decrease over the amount of dividends received in fiscal year 2002.

            Sarbanes-Oxley Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "SOA"). The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

            The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOA's new requirements, the final scope of many of these requirements remains to be determined.

            The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

            The SOA addresses, among other matters:

  audit committees;
  certification of financial statements by the chief executive officer and the chief financial officer;
  the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;
  a prohibition on insider trading during pension plan black out periods;
  disclosure of off-balance sheet transactions;
  a prohibition on personal loans to directors and officers;
  expedited filing requirements for Form 4s;
  disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;
  "real time" filing of periodic reports;
  the formation of a public accounting oversight board;
  auditor independence; and
  various increased criminal penalties for violations of securities laws.

NEXT PAGE

            The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various of the provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

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

            A portion of First Federal's reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 2002, the portion of First Federal's reserves subject to this treatment for tax purposes totaled approximately $2.8 million.

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

            For additional information regarding federal income taxation, see Note L of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders.

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

            We have not been audited by the Kansas Department of Revenue for the last ten years and have Kansas privilege tax returns which are open and subject to audit for the years 1999 through 2001. In our opinion, any examination of such open returns would not result in a deficiency which could have a material adverse effect on our financial condition.

            Delaware Taxation. As a Delaware holding company, First Independence is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual fee to the State of Delaware. First Independence is also subject to an annual franchise tax imposed by the State of Delaware.

NEXT PAGE

Competition

            We face strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from commercial banks and credit unions.

            We attract all of our deposits, primarily from Montgomery and Wilson Counties where our offices are located; therefore, competition for those deposits is principally from commercial banks and credit unions located in the same communities. We compete for these deposits by offering a variety of deposit accounts at competitive rates and convenient business hours. We estimate our share of the savings market in our primary market area to be approximately 15%.

Executive Officers of First Independence

            The following table sets forth certain information with respect to each of the executive officers of First Independence.

NAME	AGE(1)	POSITION(S) HELD
Larry G. Spencer	54	President, Chief Executive Officer and Director
Gary L. Overfield	50	Senior Vice President and Secretary
James B. Mitchell	47	Vice President and Chief Financial Officer
________________

(1)   At September 30, 2002.

Executive Officers of First Federal

            The following table sets forth certain information with respect to each of the executive officers of First Federal.

NAME	AGE(1)	POSITION(S) HELD
Larry G. Spencer	54	President, Chief Executive Officer and Director
Gary L. Overfield	50	Senior Vice President, Secretary and Chief Loan Officer
Jim L. Clubine	49	Vice President and Asset Manager
James B. Mitchell	47	Vice President and Chief Financial Officer
________________

(1)   At September 30, 2002.

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

            Gary L. Overfield. Mr. Overfield is Senior Vice President and Secretary of First Independence, positions he has held since inception, and Senior Vice President, Secretary and Chief Loan Officer of First Federal, positions he has held since 1990. Mr. Overfield has been employed by First Federal since 1976 and has held a variety of positions including Vice President and Loan Officer from 1985 to 1990. Mr. Overfield

NEXT PAGE

is a graduate of Pittsburg State University. He is currently licensed by the State of Kansas as a Life and Accident and Health Insurance agent. He is a member and previous Director and Secretary of the Independence Rotary Club, previous Treasurer for the local chapter of Duck's Unlimited, and previous Director and Treasurer for the Independence Chamber of Commerce.

            Jim L. Clubine. Mr. Clubine is Vice President and Asset Manager of First Federal, positions he has held since 1990. Prior to joining First Federal, he was employed as Branch Manager by MidAmerica Federal of Parsons, Kansas from 1979 to 1990. Mr. Clubine is a member of Independence Chamber of Commerce (Ambassador Club), Airport Advisory Board, Neewolah Board of Directors and Professional Show Chairman, and a member of the Rotary Club. He was a previous member of the Mercy Hospital Foundation Fund Raising Committee, Eisenhower Site Council team, Chairman of the March of Dimes and former board member for Chamber of Commerce, Community Chest and Junior Achievement. Mr. Clubine is a graduate of Kansas State University.

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

Employees

            At September 30, 2002, we had a total of 38 employees. Our employees are not represented by any collective bargaining group. We consider our employee relations to be good.

Item 2.             Description of Property

            First Independence owns its offices located at Myrtle and Sixth in Independence, Kansas, McArthur and Eleventh in Coffeyville, Kansas and Eight and Main in Neodesha, Kansas. The total net book value of First Independence's premises and equipment at September 30, 2002, was $1,511,000.

            First Federal established a loan production office in Lawrence, Kansas effective October 15, 1997. The office primarily originates construction loans in Lawrence and the surrounding area. Loan approvals are made at the main office with disbursements and collections handled at the loan production office.

            We maintain depositor and borrower customer files on an on-line basis with the FiServ Data Processing System, Milwaukee, Wisconsin. The net book value of the data processing and computer equipment utilized by us at September 30, 2002, was approximately $111,000.

Item 3.            Legal Proceedings

            From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We were not involved in any legal proceedings of a material nature at September 30, 2002.

Item 4.             Submission of Matters to a Vote of Security Holders

            No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2002.

NEXT PAGE

PART II

Item 5.             Market for Common Equity and Related Stockholder Matters

            Page 39 of the 2002 Annual Report to Stockholders is incorporated herein by reference.

Item 6.            Management's Discussion and Analysis or Plan of Operation

            Pages 4 through13 of the 2002 Annual Report to Stockholders are incorporated herein by reference.

Item 7.            Financial Statements

            The following information appearing in the 2002 Annual Report to Stockholders is incorporated herein by reference.

Annual Report Section	Pages in Annual Report

Report of Independent Certified Public Accountants	14
Consolidated Balance Sheets (September 30, 2002 and 2001)	15-16
Consolidated Statements of Earnings (For the Years Ended September 30, 2002 and 2001)	17
Consolidated Statements of Comprehensive Income (For the Years Ended September 30, 2002 and 2001)	18
Consolidated Statements of Stockholders' Equity (For the Years Ended September 30, 2002 and 2001)	19
Consolidated Statements of Cash Flows (For the Years Ended September 30, 2002 and 2001)	20-21
Notes to Consolidated Financial Statements	22

            With the exception of the aforementioned information in Part II of this Form 10-KSB, the 2002 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-KSB.

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

Directors

            Information concerning our directors is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in January 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

NEXT PAGE

Executive Officers

            Information concerning our executive officers contained in Part I of this Form 10-KSB is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

            Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires First Independence's directors and executive officers, and persons who own more than 10% of First Independence's equity securities to report their initial ownership of First Independence's common stock and other equity securities, and any subsequent changes in that ownership to the Securities and Exchange Commission (the "SEC"). Specific due dates for these reports have been established by the SEC and First Independence is required to disclose in this proxy statement any late filings or failures to file.

            To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended September 30, 2002, all Section 16(a) filing requirements applicable to First Independence's executive officers, directors and greater than 10% beneficial owners were complied with, except that Mr. Lavern Strecker, Director, filed one late report relating to the sale of shares.

Item 10.            Executive Compensation

            Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in January 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in January 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

            Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of September 30, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	49,327	$6.27	2,689(1)
Equity compensation plans not approved by security holders	--	--	--

___________

(1)	Includes 2,689 shares available for future grants under First Independence Corporation's 1993 Stock Option and Incentive Plan and -0- shares available for future grants under First Independence Corporation's Recognition and Retention Plan.

NEXT PAGE

Item 12.            Certain Relationships and Related Transactions

            Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in January 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.            Exhibits and Reports on Form 8-K

            (a)    Exhibits

Regulation S-B Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2	Plan of acquisition, reorganization, arrangement, liquidation, or succession	None
3(i)	Articles of Incorporation	*
3(ii)	By-Laws	*
4	Instruments defining the rights of security holders, including indentures	*
9	Voting trust agreement	None
10	Material contracts
	(a) 1993 Stock Option and Incentive Plan	*
	(b) Recognition and Retention Plan	*
	(c) Employment Agreements	*
11	Statement re: computation of per share earnings	**
13	Annual report to stockholders	13
16	Letter on change in certifying accountant	None
18	Letter on change in accounting principles	None
21	Subsidiaries of the registrant	***
22	Published report regarding matters submitted to vote	None
23	Consent of experts and counsel	23
24	Power of attorney	None
99	Additional exhibits	None
____________________
*	Filed as an exhibit to First Independence's Form S-1 registration statement filed on June 22, 1994 (File No. 33-64812) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

**	See Note A of Notes to Consolidated Financial Statements in the 2002 Annual Report to Stockholders attached hereto as Exhibit 13.
***	Filed as Exhibit 21 to the First Independence's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001 (File No. 0-22184). All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

            (b)    Reports on Form 8-K

            During the quarter ended September 30, 2002, we did not file any Current Reports on Form 8-K.

NEXT PAGE

Item 14.            Controls and Procedures

            (a)    Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Exchange Act) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this annual report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

            (b)   Changes in Internal Controls: During the year ended September 30, 2002, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

NEXT PAGE

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDEPENDENCE CORPORATION
Date: December 30, 2002	By:	/s/ Larry G. Spencer Larry G. Spencer, President, Chief Executive Officer and Director (Duly Authorized Representative)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Larry G. Spencer Larry G. Spencer, President, Chief Executive Officer and Director (Principal Executive and Operating Officer) Date: December 30, 2002	/s/ James B. Mitchell James B. Mitchell, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) Date: December 30, 2002
/s/ E. JoVonnah Boecker E. JoVonnah Boecker, Director Date: December 30, 2002	/s/ William T. NewKirk II William T. NewKirk II, Director Date: December 30, 2002
/s/ Harold L. Swearingen Harold L. Swearingen, Director Date: December 30, 2002	/s/ Joseph M. Smith Joseph M. Smith, Director Date: December 30, 2002
/s/ Lavern W. Strecker Lavern W. Strecker, Director Date: December 30, 2002	/s/ Robert A. Johnson Robert A. Johnson, Director Date: December 30, 2002

NEXT PAGE

CERTIFICATIONS

            I, Larry G. Spencer, Principal Executive Officer, certify that:

            1. I have reviewed this annual report on Form 10-KSB of First Independence Corporation (the "Registrant");

            2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

            3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

            4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

            6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30_, 2002

/s/ Larry G. Spencer
Larry G. Spencer ]
President and Chief Executive Officer

NEXT PAGE

            I, James B. Mitchell, Principal Financial Officer, certify that:

            1. I have reviewed this annual report on Form 10-KSB of First Independence Corporation (the "Registrant");

            2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

            3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

            4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

            6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December_____, 2002

/s/ James B. Mitchell
James B. Mitchell
Vice President and Chief Financial Officer

NEXT PAGE

CERTIFICATION

(Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

            Each of the undersigned hereby certifies in his capacity as an officer of First Independence Corporation (the "Registrant") that the Annual Report of the Registrant on Form 10-KSB for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the consolidated financial condition of the Registrant at the end of such period and the results of operations of the Registrant for such period.

Date: December 30, 2002	/s/ Larry G. Spencer Larry G. Spencer President and Chief Executive Officer
Date: December 30, 2002	/s/ James B. Mitchell James B. Mitchell Vice President and Chief Financial Officer

NEXT PAGE

INDEX TO EXHIBITS

Exhibit Number	Document

13	Annual Report to Stockholders
23	Consent of Accountants