Form 10QSB
period 2002-12-31
FIRST INDEPENDENCE CORP /DE/
filed 2003-02-13
CIK 908486

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 2002

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

       As of February 14, 2003, there were 935,294 shares of the Registrant's common stock, par value $.01 per share, outstanding.

NEXT PAGE

FIRST INDEPENDENCE CORPORATION

NEXT PAGE

PART I: FINANCIAL INFORMATION
FIRST INDEPENDENCE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2002	September 30, 2002
ASSETS
Cash and due from banks	$ 493,577	$ 626,399
Federal funds sold	8,000,000	10,000,000
Other interest-bearing deposits	1,565,336	1,709,170
Cash and cash equivalents	10,058,913	12,335,569
Investment securities held to maturity (fair value: December 31, 2002 - $14,741,480; September 30, 2002 - $10,548,221)	14,464,171	10,320,618
Mortgage-backed securities held to maturity (fair value: December 31, 2002 - $15,623,077; September 30, 2002 - $9,578,350)	15,489,646	9,488,370
Loans receivable	113,697,631	118,578,448
Loans held for sale	113,600	88,000
Premises and equipment	1,541,001	1,510,688
Federal Home Loan Bank Stock, at cost	1,996,800	1,996,800
Accrued interest receivable	888,377	770,529
Real estate acquired through foreclosure	757,212	730,252
Deferred taxes	97,958	93,958
Other	102,680	137,023
Total assets	$ 159,207,989	$ 156,050,255
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$ 107,471,559	$ 108,221,461
Advances from borrowers for taxes and insurance	344,874	799,937
Advances from Federal Home Loan Bank	35,933,434	32,000,000
Income taxes payable	269,541	68,721
Accrued expenses and other	279,954	383,242
Total liabilities	144,299,362	141,473,361
Stockholders' equity
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	---	---
Common stock, $.01 par value, 2,500,000 shares authorized, 1,649,288 shares issued	16,493	16,493
Additional paid-in capital	8,144,986	8,163,239
Retained earnings - substantially restricted	14,835,143	14,536,885
Treasury stock at cost, 723,832 shares at December 31, 2002 and 733,691 shares at September 30, 2002	(8,027,062)	(8,073,713)
Required contributions for shares acquired by ESOP	(60,933)	(66,010)
Total stockholders' equity	14,908,627	14,576,894
Total liabilities and stockholders' equity	$ 159,207,989	$ 156,050,255
__________________

The accompanying notes are an integral part of these statements.

NEXT PAGE

PART I: FINANCIAL INFORMATION
FIRST INDEPENDENCE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

	Three Months Ended December 31,
	2002	2001
Interest income
Loans	$ 2,248,555	$2,663,234
Mortgage-backed securities	121,212	95,231
Investment securities	96,824	66,297
Interest-bearing deposits and other	61,720	42,142
Total interest income	2,528,311	2,866,904
Interest expense
Deposits	765,049	1,093,765
Borrowed funds	444,078	452,744
Total interest expense	1,209,127	1,546,509
Net interest income	1,319,184	1,320,395
Provision for loan losses	---	63,000
Net interest income after provision for loan losses	1,319,184	1,257,395
Noninterest income
Service charges	73,572	64,594
Other	35,350	21,248
Total noninterest income	108,922	85,842
Noninterest expense
Employee compensation and benefits	459,346	428,356
Occupancy and equipment	102,954	94,020
Foreclosed assets, net	(20,070)	30,729
Data processing fees	58,073	55,307
Other operating	164,293	178,963
Total noninterest expense	764,596	787,375
Earnings before income taxes and cumulative effect of change in accounting principle	663,510	555,862
Income tax expense	250,446	207,389
Earnings before cumulative effect of change in accounting principle	413,064	348,473
Cumulative effect of change in accounting principle	---	681,922
Net earnings	$ 413,064	$1,030,395
Earnings per common share
Basic Earnings before cumulative effect of change in accounting principle	$ .45	$ .37
Cumulative effect of change in accounting principle	---	.72
Net earnings per share	$ .45	$ 1.09
Diluted Earnings before cumulative effect of change in accounting principle	$ .44	$ .35
Cumulative effect of change in accounting principle	---	.69
Net earnings per share	$ .44	$ 1.04
Dividend per share	$ .1250	$ .1125
Weighted average shares outstanding
Basic	916,617	942,717
Diluted	936,415	984,484

The accompanying notes are an integral part of these statements.

NEXT PAGE

PART I: FINANCIAL INFORMATION
FIRST INDEPENDENCE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31,
	2002	2001
Net earnings	$413,064	$1,030,395
Other comprehensive income Unrealized losses on securities available for sale arising during the period, net of $2,950 tax benefit in 2001	---	(4,813)
Comprehensive income	$413,064	$1,025,582
________________________
The accompanying notes are an integral part of these statements.

NEXT PAGE

FIRST INDEPENDENCE CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
For the Year Ended September 30, 2002
and Three Months Ended
December 31, 2002

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Required Contribu- tions for Shares Acquired by ESOP	Total Equity
Balance at October 1, 2001	$16,493	$8,179,514	$12,968,146	$8,207	$(6,910,955)	$(86,321)	$14,175,084
Net earnings for the year	---	---	2,031,878	---	---	---	2,031,878
Cash dividends of $.4875 per share	---	---	(463,139)	---	---	---	(463,139)
Common stock options exercised	---	(28,058)	---	---	178,024	---	149,966
Depreciation of securities available for sale	---	---	---	(8,207)	---	---	(8,207)
ESOP loan repayments	---	---	---	---	---	20,311	20,311
Fair value adjustment on ESOP shares committed for release	---	11,783	---	---	---	---	11,783
Purchase of 88,579 shares of treasury stock	---	---	---	---	(1,340,782)	---	(1,340,782)
Balance at September 30, 2002	16,493	8,163,239	14,536,885	---	(8,073,713)	(66,010)	14,576,894
Net earnings	---	---	413,064	---	---	---	413,064
Cash dividends of $.1250 per share	---	---	(114,806)	---	---	---	(114,806)
Common stock options exercised	---	(21,214)	---	---	81,824	---	60,610
ESOP loan repayments	---	---	---	---	---	5,077	5,077
Fair value adjustment on ESOP shares committed for release	---	2,961	---	---	---	---	2,961
Purchase of 2,263 shares of treasury stock	---	---	---	---	(35,173)	---	(35,173)
Balance at December 31, 2002	$16,493	$8,144,986	$14,835,143	$ ---	$(8,027,062)	$(60,933)	$14,908,627
__________________

The accompanying notes are an integral part of these statements.

NEXT PAGE

PART I: FINANCIAL INFORMATION
FIRST INDEPENDENCE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2002	2001
Cash flows from operating activities
Net earnings	$ 413,064	$1,030,395
Adjustments to reconcile net earnings to net cash provided by operating activities
Provision for loan losses	---	63,000
Depreciation	38,498	38,136
Amortization of premiums and discounts on investments and mortgage-backed securities	37,851	6,380
Amortization of deferred loan origination fees	(59,972)	(66,032)
Amortization of expense related to employee benefit plans	8,038	7,456
Cumulative effect of accounting change - recognition of negative goodwill	---	(681,922)
Gains on sale of real estate acquired through foreclosure, net	(52,989)	(13,765)
Gains on sales of loans receivable held for sale	(17,234)	---
Originations of loans receivable held for sale	(546,710)	---
Proceeds from sales of loans receivable held for sale	621,708	---
Increase (decrease) in cash due to changes in
Accrued interest receivable	(117,848)	(35,551)
Other assets	30,343	12,598
Accrued expenses and other liabilities	(103,288)	(140,221)
Income taxes payable	200,820	217,389
Net cash provided by operating activities	452,281	437,863

Cash flows from investing activities
Proceeds from maturities and repayment of securities
Held to maturity	982,147	3,512,623
Purchase of securities
Held to maturity	(11,164,827)	(3,007,500)
Net decrease in loans receivable	4,697,940	1,198,503
Capital expenditures	(106,202)	(84,829)
Proceeds from sale of real estate acquired through foreclosure	222,905	85,331
Net cash provided by (used in) investing activities	(5,368,037)	1,704,128

Cash flows from financing activities
Net increase (decrease) in deposits	(749,902)	2,514,534
Net decrease in advances from borrowers for taxes and insurance	(455,063)	(492,538)
Advances from Federal Home Loan Bank	4,000,000	3,200,000
Repayment of Federal Home Loan Bank advances	(66,566)	(6,200,000)
Cash dividends paid	(114,806)	(106,839)
Purchase of treasury stock	(35,173)	(569,280)
Stock options exercised	60,610	11,090
Net cash provided by (used in) financing activities	2,639,100	(1,643,033)
Net increase (decrease) in cash and cash equivalents	(2,276,656)	498,958
Cash and cash equivalents at beginning of period	12,335,569	2,293,227
Cash and cash equivalents at end of period	$10,058,913	$2,792,185

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

            In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial condition of First Independence Corporation as of December 31, 2002, and the results of operations and cash flows for all interim periods presented. These statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in the Annual Report filed on Form 10-KSB for the year ended September 30, 2002.

            Operating results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003.

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

(3)  Regulatory Capital Requirements

            Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of 1989, as implemented by rules promulgated by the Office of Thrift Supervision, savings institutions must meet the following separate minimum capital-to-asset requirements. The following table summarizes, as of December 31, 2002, the capital requirements applicable to First Federal and its actual capital ratios. For purposes of calculating regulatory capital, adjustments required by Statement of Financial Accounting Standards No. 115 are not taken into account. As of December 31, 2002, First Federal exceeded all current regulatory capital standards.

NEXT PAGE

	Actual		Minimum capital requirement		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total risk-based capital	$15,479	19.01%	$6,513	8.0%	$8,141	10.0%
Tier 1 risk-based capital	14,662	18.01	N/A	N/A	4,884	6.0
Tier 1 (core) capital	14,662	9.21	6,369	4.0	7,961	5.0
Tangible capital	14,662	9.21	2,388	1.5	N/A	N/A

(4)  Supplemental Disclosure of Cash Flow Information

	Three months ended December 31,
	2002	2001
Cash paid for:
Interest	$1,201,697	$1,580,348
Income taxes	47,095	---
Noncash investing and financing activities:
Transfer from loans to real estate acquired through foreclosure	260,426	358,093
Issuance of loans receivable in connection with the sale of real estate acquired through foreclosure	89,870	92,800

(5)  Change in accounting principle

            The Corporation elected to adopt Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and 142, Goodwill and Other Intangible Assets (SFAS 142) effective October 1, 2001. SFAS 141 requires that the amount of any unamortized deferred credit related to an excess of fair value of acquired net assets over cost (negative goodwill) arising from a business combination for which the acquisition date was before July 1, 2001, be written off and recognized as the effect of a change in accounting principle.

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

NEXT PAGE

(6)  Stock-based compensation

            The Corporation's stock option plan is accounted for under APB Opinion 25 and related interpretations. The options are exercisable at not less than the market value of the Corporation's stock on the date of grant. Accordingly, no compensation cost has been recognized for the plan. The following table illustrates the effect on net earnings and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended December 31,
	2002	2001
Net earnings - as reported	$413,064	$1,030,395
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,680)	(2,680)
Net earnings - pro forma	$410,384	$1,027,715

Pro forma basic and diluted earnings per share are the same as reported.

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

Financial Condition

            Total assets increased $3.2 million, or 2.0%, from $156.0 million at September 30, 2002 to $159.2 million at December 31, 2002. This increase consisted primarily of an increase in mortgage-backed securities of $6.0 million, investment securities of $4.1 million and accrued interest receivable of $118,000. These

NEXT PAGE

increases in assets, along with a reduction in savings deposits of $750,000 and advanced payments by borrowers for taxes and insurance of $455,000 were funded by the redeployment of $4.9 million received from repayments of loans receivable, increases in advances from the Federal Home Loan Bank of Topeka of $3.9 million and a reduction in cash and cash equivalents of $2.3 million.

            Loans receivable decreased $4.9 million from $118.6 million at September 30, 2002, to $113.7 million at December 31, 2002, due to loan repayments (primarily due to refinancings) exceeding new loan originations. In accordance with the Company's asset/liability management strategy, we have chosen to limit the amount of 30-year fixed-rate loans placed in our portfolio. This is being accomplished by pricing our loan products held in portfolio above current market rates and selling market rate loans into the secondary market. Consequently, our loan portfolio has decreased during this period of declining interest rates as customers seek to lock in lower long-term fixed rates.

            Total deposits decreased $750,000 from $108.2 million at September 30, 2002, to $107.5 million at December 31, 2002. The outflow of deposits was a result of competition from local financial institutions which are aggressively seeking public unit deposits by offering relatively high interest rates; and competition from other investment products that offer the potential of a higher rate of return, but also represent a higher risk to the investor.

            Advances from the Federal Home Loan Bank of Topeka increased $3.9 million from $32.0 million at September 30, 2002 to $35.9 million at December 31, 2002. The FHLB advances allowed First Federal to invest the funds borrowed in mortgage-backed securities at a positive spread.

            Total stockholders' equity increased $332,000 from $14.6 million at September 30, 2002 to $14.9 million at December 31, 2002. The increase was primarily due to net earnings of $413,000, common stock option exercises of $61,000, repayment of employee stock ownership debt of $5,000 and fair value adjustment of $3,000 on ESOP shares committed for release. These increases were partially offset by dividends of $115,000 paid to stockholders and the use of $35,000 to repurchase 2,263 shares of common stock.

Non-performing Assets

            The ratio of non-performing assets to total assets is one indicator of our exposure to credit risk. Non-performing assets consist of non-accruing loans, accruing loans delinquent 90 days or more, troubled debt restructurings, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. At December 31, 2002, non-performing assets were approximately $2,594,000, which represents an increase of $44,000, or 1.73%, as compared to September 30, 2002. The ratio of non-performing assets to total assets at December 31, 2002 was 1.63% compared to 1.64% at September 30, 2002. A summary of non-performing assets by category is set forth in the following table:

NEXT PAGE

	December 31, 2002	September 30, 2002
	(Dollars In Thousands)
Non-Accruing Loans	$1,454	$1,597
Accruing Loans Delinquent 90 Days or More	383	223
Foreclosed Assets	757	730
Total Non-Performing Assets	$2,594	$2,550
Total Non-Performing Assets as a Percentage of Total Assets	1.63%	1.64%

            Included in non-accruing loans at December 31, 2002, were 17 loans totaling $1,003,000 secured by one- to four-family real estate, 4 construction loans totaling $399,000 secured by one- to four-family real estate and 10 consumer loans totaling $52,000. All non-accruing loans at December 31, 2002, were located in our primary market area except for two loans totaling $52,000 secured by single family residences located in Wichita, Kansas and one loan totaling $301,000 secured by a single family residence located in Texas. At December 31, 2002, accruing loans delinquent 90 days or more included 10 loans totaling $383,000 secured by one- to four-family real estate. At December 31, 2002, all of our accruing loans delinquent 90 days or more were secured by real estate located in our primary market area except for one loan totaling $22,000 secured by a single family residence located in Wichita, Kansas. At December 31, 2002, real estate acquired through foreclosure consisted of eleven single family residences located in our primary market area. The properties have a carrying value of $757,000 and are currently offered for sale.

            We have taken into account our non-performing assets and the composition of the loan portfolio in establishing the allowance for loan losses. The allowance for loan losses totaled $817,000 at December 31, 2002, which represented an $11,000 decrease from the allowance for loan losses at September 30, 2002. The ratio of the allowance for loan losses as a percent of total loans increased from ..69% at September 30, 2002 to .71% at December 31, 2002. The allowance for loan losses as a percent of non-performing loans decreased from 45.51% at September 30, 2002 to 44.49% at December 31, 2002, primarily due to the decrease in the allowance for loan losses at December 31, 2002.

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

NEXT PAGE

Results of Operations - Comparison of Three Months Ended December 31, 2002 and December 31, 2001

            General.   Net earnings for the three months ended December 31, 2002 were $413,000 as compared to $1,030,000 for the three months ended December 31, 2001, a decrease of $617,000, or 59.9%. Earnings for the three months ended December 31, 2001 were increased $682,000 due to the recognition of a gain resulting from the cumulative effective of a change in accounting principle. Excluding the cumulative effect of a change in accounting principle, net earnings for the quarter ended December 31, 2001, would have been $348,000, or $65,000 less than the quarter ended December 31, 2002. The increase in net earnings, exclusive of effect of change in accounting principle, was primarily due to decreases in provision for loan losses of $63,000 and non-interest expenses of $23,000 and an increase in non-interest income of $23,000. These increases to net earnings were partially offset by an increase in income tax expense of $43,000.

             Net Interest Income.   Net interest income decreased $1,000, or ..09%, for the three months ended December 31, 2002 as compared to the three months ended December 31, 2001. This decrease was due primarily to a decrease in interest income of $339,000, or 11.8%, substantially offset by a decrease in interest expense of $338,000, or 21.8%. Interest income decreased primarily due to a 113 basis point decrease in the average yield on interest-earning assets offset partially by a $4.9 million increase in the average balance of interest-earning assets. Interest expense decreased primarily due to a 112 basis point decrease in the average rate paid on interest-bearing liabilities offset partially by a $4.9 million increase in the average balance of interest-bearing liabilities.

            Interest Income.   Interest income for the quarter ended December 31, 2002, decreased to $2.5 million from $2.9 million for the quarter ended December 31, 2001. This decrease resulted primarily from a decrease in the average yield on interest-earning assets. The average yield on interest-earning assets decreased by 113 basis points to 6.60% during the first quarter of fiscal 2002, from 7.73% during the first quarter of fiscal 2001. This decrease was caused primarily by the general decline in interest rates resulting in a reduction in yield on the Company's loan portfolio from 8.09% to 7.78%, mortgage-backed securities from 5.49% to 4.32%, investment securities from 5.09% to 3.13% and Federal Home Loan Bank stock from 5.55% to 3.78%. To a lesser extent, the decrease in yield was caused by a change in mix of interest-earning assets to a higher percentage of federal funds sold, investment securities and mortgage-backed securities. This was due to a decrease in loans receivable which earn a higher rate of interest than the other investments. The decrease in the average yields was partially offset by a $4.9 million increase in the average outstanding balance of interest-earning assets during the three months ended December 31, 2002 as compared to the three months ended December 31, 2001.

            Interest Expense.   Interest expense for the quarter ended December 31, 2002, decreased by $338,000 to $1.2 million as compared to $1.5 million for the quarter ended December 31, 2001. This decrease was primarily the result of a 112 basis point decrease in

NEXT PAGE

the average interest rates paid on interest-bearing liabilities, caused by a decrease in interest rates on savings deposits and Federal Home Loan Bank advances. The decrease in the average interest rates paid was partially offset by a $4.9 million increase in the average outstanding balance of interest-bearing liabilities during the three months ended December 31, 2002 as compared to the three months ended December 31, 2001. The increase in interest-bearing liabilities was primarily due to a $2.7 million increase in the average balance of savings deposits and, to a lesser extent, a $2.2 million increase in the average balance of advances outstanding from the Federal Home Loan Bank of Topeka.

            Provision for Loan Losses. The provision for loan losses represents a charge to earnings to maintain the allowance for loan losses at a level we believe is adequate to absorb probable losses in the loan portfolio. There was no provision for loan losses for the three months ended December 31, 2002 as compared to $63,000 for the same period in 2001. The decrease in provision for loan losses was in recognition of management's assessment of relevant factors, including the types and amounts of non-performing loans, the amount of historical charge-offs and anticipated loss experience on such types of loans, and the current and projected economic conditions. We believe we use the best information available in providing for probable loan losses and we believe that the allowance is adequate at December 31, 2002. Future adjustments to the allowance could be necessary, however, and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

            Noninterest Income. Noninterest income increased $23,000 to $109,000 during the three months ended December 31, 2002 as compared to $86,000 for the three months ended December 31, 2001. The increase was primarily due to a $16,000 increase in gains on the sale of mortgage loans. To a lesser extent, the increase was due to increased checking and deposit account fees as a result of growth in our checking accounts.

            Noninterest Expense. Total noninterest expense decreased to $765,000 for the three months ended December 31, 2002 from $787,000 for the three months ended December 31, 2001, a decrease of $22,000, or 2.9%. The decrease was primarily due to decreases in foreclosed assets expense of $51,000 and other operating expense of $15,000. These decreases were partially offset by increases in employee compensation and benefits of $31,000, occupancy and equipment of $9,000 and data processing fees of $3,000. The decrease in foreclosed assets expense was due to the sale of several real estate owned properties at gains, which offset ongoing expenses from real estate owned operations.

            Income Tax Expense. Income tax expense was $250,000 for the quarter ended December 31, 2002 compared to $207,000 for the quarter ended December 31, 2001, an increase of $43,000. This increase was primarily due to an increase in pre-tax earnings during the 2002 period as compared to the 2001 period. Our effective tax rates were 37.7% and 37.3% for the three months ended December 31, 2002 and December 31, 2001, respectively, based on earnings before the

NEXT PAGE

cumulative effect of the change in accounting for negative goodwill. There is no income tax effect as a result of this change.

            Liquidity and Capital Resources. Our primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank of Topeka advances and funds provided by operations. While scheduled loan and mortgage-backed security repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. Current Office of Thrift Supervision regulations require First Federal to maintain adequate cash and eligible investments in order to meet our liquidity needs deemed necessary to fund deposit withdrawals and other short-term funding needs. Management believes that we have and will continue to have adequate liquidity for the foreseeable future. As of December 31, 2002, First Federal's liquidity ratio was 20.75% as compared to 13.04% at September 30, 2002. The increase in liquidity was primarily due to the reduction in the loan portfolio and reinvestment of the proceeds into liquid assets.

            We are constructing a new branch office in Pittsburg, Kansas at an estimated cost of $850,000. The entire amount of the construction cost will be funded from existing cash. The projected opening date for the branch is June 1, 2003.

             We use our capital resources principally to meet our ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At December 31, 2002, we had outstanding commitments to extend credit which amounted to $2.1 million, including commitments on construction loans. We consider our liquidity and capital resources to be adequate to meet foreseeable short- and long-term needs. We expect to be able to fund or refinance, on a timely basis, our material commitments and long-term liabilities.

            Regulatory standards impose the following capital requirements on First Federal: a tangible capital ratio expressed as a percent of total adjusted assets, a leverage ratio of core capital to total adjusted assets, and a risk-based capital standard expressed as a percent of risk-adjusted assets. As of December 31, 2002, we exceeded all regulatory capital standards.

             At December 31, 2002, First Federal's tangible capital was $14.7 million, or 9.21% of adjusted total assets, which is in excess of the 1.5% requirement by $12.3 million. In addition, at December 31, 2002, we had core capital of $14.7 million, or 9.21% of adjusted total assets, which exceeds the 4% requirement by $8.3 million. Risk-based capital was $15.5 million at December 31, 2002, or 19.01% of risk-adjusted assets, which exceeds the 8.0% risk-based capital requirement by $9.0 million.

Controls and Procedures

            Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date

NEXT PAGE

of this Quarterly Report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures (as defined in Rules 13a-14 (c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

             Changes in internal controls. There were no significant changes in the Registrant's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II - Other Information

Item 1 - Legal Proceedings

             Not applicable.

Item 2 - Changes in Securities

             Not applicable.

Item 3 - Defaults upon Senior Securities

             Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

             The annual meeting of shareholders of First Independence Corporation was held on January 29, 2003. The matters approved by shareholders at the annual meeting and the number of votes cast for, against or withheld, as well as the number of abstentions, for each matter are set forth below:

PROPOSAL	NUMBER OF VOTES
	For	Withheld
Election of the following directors for the terms indicated:

Larry G. Spencer (three years)	810,258	14,012
E. JoVonnah Boecker (three years)	805,095	19,175
Harold L. Swearingen (three years)	808,547	15,723

	For	Against	Abstain
Ratification of the appointment of Grant Thornton LLP as auditors for the fiscal year ending September 30, 2003	809,046	15,174	50

NEXT PAGE

Item 5 - Other Information

            None.

Item 6 - Exhibits and Reports on Form 8-K

            (a)     Exhibits - None

            (b)   Reports on Form 8-K - None

NEXT PAGE

SIGNATURES

            Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INDEPENDENCE CORPORATION Registrant

Date:	February 14, 2003	/s/ Larry G. Spencer
Larry G. Spencer President and Chief Executive Officer

Date:	February 14, 2003	/s/ James B. Mitchell
James B. Mitchell Vice President and Chief Financial Officer

10
NEXT PAGE

CERTIFICATION OF PERIODIC REPORT

            I, Larry G. Spencer, President and Chief Executive Officer and James B. Mitchell, Vice President and Chief Financial Officer of First Independence Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 that:

(1)	the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and
(2)	he information contained in the Report fairly presents, in all material respects, the financial condition of the Company as of December 31, 2002 and the results of operations of the Company for the three months ended December 31, 2002.

FIRST INDEPENDENCE CORPORATION Registrant

Date:	February 14, 2003	/s/ Larry G. Spencer
Larry G. Spencer President and Chief Executive Officer

Date:	February 14, 2003	/s/ James B. Mitchell
James B. Mitchell Vice President and Chief Financial Officer

NEXT PAGE

CERTIFICATIONS

I, Larry G. Spencer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Independence Corporation (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could

NEXT PAGE

significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 14, 2003	/s/ Larry G. Spencer
Larry G. Spencer President and Chief Executive Officer

NEXT PAGE

I, James B. Mitchell, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Independence Corporation (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could

NEXT PAGE

significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 14, 2003	/s/ James B. Mitchell
James B. Mitchell Vice President and Chief Financial Officer